Form 10KSB40
period 1997-09-30
SANTA MARIA RESOURCES INC /NV/
filed 2000-03-01
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                    (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Fiscal Years Ended September 30, 1997.

                [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 \
                        For the transition period from _______ to __________

                         Commission File Number: 0-19061

                           SANTA MARIA RESOURCES, INC.
                 (Name Of Small Business Issuer In Its Charter)

         Nevada                                         87-0403330
(State Or Other Jurisdiction Of Incorporation     (IRS Employer Ident. No.)
     or Organization)

3535 E. Pacific Coast Highway, #11 Corona del Mar, CA         92625
(Address Of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number: (714) 549-5666

         Securities registered pursuant to Section 12 (b)of the Act: None

         Title of each class        Name of Exchange on which registered

         Common       6,000,583 Shares Outstanding as of the date of this Report
         (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No_X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State the issuer's revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of February 18, 2000, the value of such stock was: $80,023.

                                   FORM 10-KSB

                           SANTA MARIA RESOURCES, INC.

                                SEPTEMBER 30, 1999

PART I

INTRODUCTORY STATEMENT.

The Company was originally incorporated as The Movie Greats Network, Inc. on May 22, 1989 under the laws of the State of Nevada. Effective August 4, 1992, the Company changed its name to Program Entertainment Group, Inc.

The Company commenced its operations in 1989 as a syndicator of motion pictures and television programming for its "network" of television stations across the United States. In 1994 the Company ceased operations and consequently wrote off all of its assets, which consisted mainly of motion picture rights and prints and liabilities, consisting of various accounts payable. The write off of assets and liabilities resulted in a net loss in fiscal year 1994-1995 of $132,261. See, "FINANCIAL STATEMENTS - Note 1."

In 1995 the Company terminated all business operations and remained inactive until 1997 when certain shareholders of the Company restructured the Company as a mining company, acquired the mineral properties discussed herein and engaged current management. Effective August 5, 1997 the Company again changed its name to Santa Maria Resources, Inc. Since 1997, the Company commenced acquiring mining claims and paying the incidental expenses of the Company's limited operations. The discussion below does not address the prior activities of the Company prior to 1997.

This Annual Report on Form 10-KSB is being filed for the three years ended September 30, 1997, 1998 and 1999. Throughout this period management has been acquiring mining claims and conducting preparatory activities to the commencement of mining operations on its claims. Audited financial statements for the foregoing three-year period are included herein. No financial information is available from the Company's operations prior to the restructuring of its business operations and change of management in 1997. However, in as much as the Company was dormant for several years prior thereto, and its current business operations (mining) are completely different from its prior activities (network programming) management believes that such prior information is unnecessary to a proper understanding of the Company or its current operations.

ITEM 1.  BUSINESS

General.

SANTA MARIA RESOURCES, INC., (the Company), is a Nevada corporation which owns 141 lode mining claims, called the Santa Maria Mine, in Yavapai County, Arizona, near the city of Bagdad. With over 10,000 feet of core drillings and corresponding assays of these claims, reserves of gold, silver, molybdenum, mercury, and uranium as well as other industrial metals and rare earths have already been identified. The Company has developed an operating plan for a two-phase development of the property and is in the process of obtaining certified assays of proven ore reserves in order to secure financing for the commencement of mining.

The primary purpose of the Company is to acquire mineral properties, or the rights to explore, develop and mine and extract mineral properties, initially in the U.S. The Company expects that its initial operations, consisting of mining and milling primarily for gold and silver on its Santa Maria Mine claims, will begin during calendar year 2000, provided that adequate financing can be secured to meet the expenses thereof. As of the date of this Report, the Company has acquired 141 lode mining claims for mineral properties in west central Arizona. The Santa Maria Mine has expected minimum reserves of 2.75 million ounces of gold in addition to mineable quantities of other rare earths and industrial metals. This reserve amount is based on prior studies of a portion of the property, which alone has proven reserves of 655,000 ounces of gold. However, commercial mining activities have not been undertaken by the Company as of the date of this filing. The Company has prepared and submitted an initial mining plan for approval by the Bureau of Land Management. Approval is expected by mid-year 2000.

In 1978 the Bureau of Mines created the "heap leaching" method of extracting minute amounts of "invisible gold" cost effectively. In 1980 the U.S. was hardly producing any gold at all, now it ranks second after South Africa in gold production. Nevada, which has seen the greatest increase in gold production in the U.S., and produced 10% of the world's gold in 1996, ranked third after South Africa and the rest of the U.S. According to an article in The Arizona Republic (July 23, 1997), The National Mining Association ranks Arizona number one in the nation in overall mining output. (In 1995 Arizona produced a total of $4.98 billion worth of metals mined.) Arizona was rated number six in mining jobs in the U.S., according to the article, with 12,600 employed in the industry. Using advanced leaching methods as well as biotechnology, "invisible gold," is being extracted from what appears to the naked eye as just dirt and rocks. Many of the country's southwest mines are operating with little or no overburden. Consequently, billions are being made from "dirt and rocks," fueling the fourth major rush to gold in the history of this country. (USA TODAY July 21, 1997, page 2A and need reference [date and page] for The New Gold Rush article in USA Today)

The Santa Maria Mine.

The Company's properties are located in the Eureka Mining District, some of which are between the historical Sultan and Hayes mines. The Company has named its properties the "Santa Maria Mine." Certain claims are located between previously producing mines on Jasper Peak with gold carrying mineralization in the Jasperoid. The Santa Maria Mine is within five miles of the Cypress Bagdad open pit mining operation, which is currently processing over 100,000 tons a day of ores containing copper, silver, molybdenum, gold, zinc, nickel and lead. Of course, there is no assurance that the Santa Maria Mine will produce similar yields in the future, assuming that mining operations are commenced as planned by the Company.

As of the date of this Report, the Company has conducted limited exploratory work on these claims, with more extensive work having been conducted on certain of the claims believed by management to be the most promising. This work, in some instances, has been limited to geological mapping, and sampling of minerals uncovered by prior operations; in other instances, it has involved percussion and rotary drilling programs which have led to new discoveries and the confirmation of previously reported minerals. A number of geological, geophysical and geochemical studies have been conducted as well. Annual assessment work, together with pre-existing surveys and test reports, in the opinion of management, has confirmed the existence of commercially exploitable minerals and metals on this property. As of the date of this Report, almost a half million dollars have been invested in preparation for the mining of these properties.

Geologist's Report.

In 1987 Nicholas H. Carouso, president of Geo-Processing, Inc., and a consulting geologist, prepared an Economic Evaluation of the claims comprising the Santa Maria Mine. Mr. Carouso, as president of Geo-Processing, Inc., and a consulting geologist, was originally retained to prepare an Economic Evaluation of the claims using NASA maps, Very Low Frequency electro-magnetic studies, and 800 samples from 10,000 feet of core drillings. In his report, Mr. Carouso estimated the property had probable ore resources of approximately $900,000,000 down to one hundred feet, through his analysis and study of the mining claims. Historically the area was mined down to 400 feet using traditional mining methods available in the early part of this century. Today, in this area, producing mines are mining to a depth of 2,000 feet.

This report also identifies significant amounts of rare earths and industrial metals, as indicated by the table below:

                    Assay Summary Table

         Mineral                    Per Ton of Ore
         Gold                       0.14 Ounces
         Silver                     0.695 Ounces
         Copper                     .40%
         Molybdenum                 .222%
         Manganese                  .04%
         Mercury                    .05%
         Lithium                    .02%
         Beryllium                  .04%
         Cobalt                     .02%
         Chromium                   .02%
         Tellurium                  .04%
         Tungsten                   .09%
         Vanadium                   .015%
         Titanium                   .80%
         Magnesium                  15%
         Uranium                    1%
         Rhenium                    .00015%.

The Assay amounts which appear above are averages based on over 10,000 feet of core drillings and over 800 samples. In the discussion that follows, the dollar values are base prices for the respective minerals as of the first quarter 1999, and do not reflect a 20% to 35% refining cost. The production amounts for each mineral are based on processing 5,000 tons of ore per day. If the Company is able to fully implement its operating plan, of which there can be no assurance, production amounts are projected to increase annually and to reach 40,000 tons per day by the fourth year of operations. The dollar and production amounts referred to appear in the discussion that follows.

Analysis of Assay Summary.

The following analysis of the foregoing assay summary discusses the various elements, apart from gold and silver to provide the reader a better understanding of minerals located in the Santa Maria Mine.

Beryllium (Be): The Santa Maria Mine Assay shows .04% per ton of ore, or 0.8 pounds per ton of ore. Based upon a production rate of 5,000 tons per day, this equals 4,000 pounds per day. Today, Be is traded mainly in 5% Beryllium-Copper alloy. It is strong, light and resists corrosion. It is used to strengthen everything from springs and electronic contacts to boat propellers. There is no free market for this mineral, so typically producers set the price.

Cobalt (Co): The Santa Maria Mine Assay shows .02% per ton of ore, or 0.4 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 2,000 pounds produced per day. Cobalt has a current market price of $20 per pound. Cobalt is a vital metal in armaments, and indispensable in jet aircraft engines as well as many other uses in aircraft industries. It is part of the alloy used in creating heat shields for reentry vehicles such as the space shuttle. South Africa and Russia are major producers of Co. It is also a component of vitamin B-12.

Chromium (Cr): The Santa Maria Mine Assay shows .02% per ton of ore, or 0.4 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 2,000 pounds produced per day. Chromium has a current market price of $4 per pound. Cr is essential in stainless steel manufacture as well as other specialty steels. It is used to plate items, primarily in the automobile industry.

Manganese (Mn): The Santa Maria Mine Assay shows .04% per ton of ore, or 0.8 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 4,000 pounds produced per day. Manganese has a current market price of $0.0925 per pound. Mn is used in batteries, dyes and in glass and ceramics. Its most critical use is in making steel and iron.

Mercury (Hg): The Santa Maria Mine Assay: .05% per ton or 1 pound per ton. Based upon a production rate of 5,000 tons per day, this equals 1,000 pounds produced per day. Mercury has a current market price of $4 per pound. Hg is used extensively in batteries, mercury vapor lights and scientific instruments, especially thermometers and barometers.

Lithium (Li): The Santa Maria Mine Assay shows .02% per ton of ore, or 0.4 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 2,000 pounds produced per day.

Lithium has a current market price of $10 per pound. Li is the lightest alkali metal. There are very sophisticated high-tech uses for this mineral in the aircraft industry. It increases tensile strength and resistance to corrosion in metals it is alloyed with. Li is also used in various medications.

Molybdenum (Mo): The Santa Maria Mine Assay shows .222% per ton of ore, or 4.44 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 22,200 pounds produced per day. Molybdenum has a current market price of $4.50 per pound. Mo is indispensable in the construction of oil pipelines and has many applications in aerospace industry. It is used to strengthen and harden steel.

Rhenium (Rh): The Santa Maria Mine Assay shows .00015% per ton of ore, or 0.0003 lbs per ton. Based upon a production rate of 5,000 tons per day, this equals 15 pounds (or 6.8 kilograms) produced per day. Rhenium has a current market price of $10,000 per kilogram. Rh, a by-product of Molybdenum (in the form MoS2), is used primarily as a catalyst in the oil industry in refining gasoline and motor oil. Oil companies are increasingly using Rh as a substitute for platinum due to its superior qualities.

Tellurium (Te): The Santa Maria Mine Assay shows .04% per ton of ore, or 0.8 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 4,000 pounds produced per day. Tellurium has a current market price of $5 per pound. Te is a by-product of copper and is used as an alloy with copper and steel. It is also used as a coloring agent to give glass a blue or brown color.

Tungsten (Wo): The Santa Maria Mine Assay shows .09% per ton of ore, or 1.8 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 9,000 pounds produced per day. Wo has the second highest melting point after platinum and is used for steel making, armor plating, tanks, shells for munitions, electrical products and drill tips. China and Russia are the major producers.

Vanadium (V): The Santa Maria Mine Assay shows .015% per ton of ore, or 0.3 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 1,500 pounds produced per day. Vanadium has a current market price of $2.50 per pound. V is one of the most important metals used in an alloy in the manufacturing of structural steel and oil pipeline.

Titanium (Ti): The Santa Maria Mine Assay shows .8% per ton of ore, or 16 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 80,000 pounds produced per day. Titanium has a current market price of $2.25 per pound. Ti is used in defense and civilian aircraft, submarines and missiles, golf clubs, as well as specialty vehicles (such as Rolls Royce titanium frames). It is also being used in buildings, and new applications are regularly being added to the list.

Magnesium (Mg): The Santa Maria Mine Assay shows 15% per ton of ore, or 300 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 75,000 pounds produced per day. Mangnesium has a current market price of $2 per pound. Mg is used in the production of automobiles, for machine parts and many consumer products. It is the worlds lightest structural metal.

Uranium (U): The Santa Maria Mine Assay shows 1% (U238) per ton of ore, or 20 pounds per ton. Based upon a production rate of 5,000 tons per day, this equals 100,000 pounds produced per day. U238 has a current market price of $15 per pound. U238 is used to produce plutonium and U235 is used in nuclear power plants.

Phase I Mining Plan.

Based upon Mr. Carouso's report and economic study, which recommended continuation of exploration and development of the property preparatory to production, the Company's Phase I Mining Plan calls for completion of pre-production exploration and commencement of commercial-scale mining operations as soon as is financially feasible. Although no assurances can be given, Phase I is expected to be completed within calendar year 2000.

Water, power and full access roads sufficient to commence operations are already in place. Pre-production exploration and preliminary analysis will be followed up with an extensive surface and below ground sampling and mapping program. All information gained will be transferred to overlay maps, to be used in conjunction with geological and geophysical maps, which will assist with the design of the mining program.

The Phase I exploration program will supplement the previous exploration effort with additional geological, geophysical, and geochemical surveys, drilling, excavations, and road building, primarily in the mill site area. Phase I of the Mining Plan is designed to identify the total gold reserves in the company's property. This will furnish pertinent data in order to determine the best location for the initial on-site benefication test plant, during Phase I, so the ore can be handled and processed most efficiently. Then the Company plans to develop and construct a full-scale benefication plant when supplemental exploration efforts, geological surveys, drilling and testing to prove and qualify ore reserves have been successfully completed, during Phase II. The mill site location will be selected based on water availability, nearness to ore reserves, ease of site preparation, environmental impact, in an area that is lowest in mineralization, and various other considerations.

Water is essential in all phases of mineral property exploration and development. It is therefore particularly significant that the company has access to water rights of the Santa Maria River, which abuts the property, and which supplies an adequate amount of water for the Company's purposes on a year-round basis.

Mining during Phase I will incorporate several aspects of the Phase II full-scale operation. Initial bench preparation is key in this phase. Due to the nature of the rock already observed (assay reports showing the gold and silver mixed with the oxidized iron minerals), it is expected that the precious metals can be effectively recovered by existing benefication methods. Conventional drilling and blasting techniques will be used to break up the ore bearing rock which will then be loaded on large capacity trucks and moved to a processing area. Bulk benching of the mineralized zones will furnish material for the benefication plant, and will be stockpiled for feed when the production plant begins full operations during Phase II of the Mining Plan.

Subject to the results of benefication studies to be performed, management will identify the most effective method for recovering the precious metals. Existing mining operations have experienced gold recovery rates in excess of 75% with production costs of $120 to $200 per ounce.

The Phase I geological survey will concentrate on mapping and detailed study of lithology and alteration patterns of the area. The resulting data will then be correlated with the geophysical survey to assist in the design of future drilling programs. This survey will consist primarily of the sampling of all the geophysical data stations, and the assaying of the samples for gold, silver, and whatever pathfinder metals which seem appropriate. Along with the sampling, a geochemical field testing by cold extraction method will be used to determine the extent of base metals present at the sample sites.

Phase II Mining Plan.

The Phase II geophysical survey will be primarily a detailed grid Very Low Frequency electromagnetic geophysical survey. This will produce data which can be filtered to eliminate unwanted "noise" (representing those parts of the rock without economic value) and will also be used to prepare an overlay contour map of the electromagnetic responses. This overlay contour map will then be placed over the alteration map, with both maps of the same scale; from the correlation of the two maps, a 3-D digitalized picture of the property can be created and an efficient drilling program can be designed. Once the Company has established the true scope of commercially exploitable ore on its properties, Phase II will commence full-scale mining activities to extract, process and sell gold, silver, uranium, rare earths, and industrial metals.

Continued core drilling will be directed to specific target areas determined by surveys and studies. The drill cores will be studied mineralogically, and will be assayed for gold, silver and possible other metals. The portion of the core that is assayed will also be used in benefication studies. The benefication studies will determine the most effective reagent system and method of precious metal extraction from the mineralized material.

ITEM 2.  PROPERTIES.

The Company currently maintains an address at the offices of two shareholders located at 5015 Sahara Ave., 125-209, Las Vegas, Nevada, 89102 and 3535 E. Pacific Coast Highway, #11, Corona del Mar, California 92625. In addition, the Company has rented approximately 400 square feet of office space from an independent third party which is utilized as its executive offices at 14605 N. Airport Drive, suite 308, Scottsdale AZ 85260.

Additionally mining and processing facilities are planned to be located at the site of the Santa Maria Mine. However, at present, management is in negotiations with a potential joint venture partner for the development of its mining properties. If this venture should be concluded, of which there can be no assurance, it is likely that the Company will utilize mining and processing facilities owned by that party in the vicinity of the Santa Maria Mine.

The Company believes it's present facilities will be adequate for its purposes until commencement of mining operations at which time management expects to relocate all of its executive and operating offices to the Scottsdale Arizona area.

ITEM 3.  LEGAL PROCEEDINGS.

Neither the Company nor any affiliate of the Company is a party to legal proceedings requiring disclosure pursuant to the instructions to this item. None of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the year ended September 30, 1999.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since December 20, 1993 the Company's securities have been trading on the "Bulletin Board" electronic quotation system. The Company, originally traded under the symbol "PREG," currently trades under the symbol "SMRR."

 The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's Common Stock during the past three fiscal years. All figures in the following table have been adjusted to reflect a 1-for-10 reverse split of the Company's Shares in November 1997:

         PERIOD                                               HIGH              LOW

 -------------------------------------------------------------------------------------
         Quarter ended March 30, 1997                         $0.01            $0.01
         Quarter ended June 30, 1997                          $0.01            $0.01
         Quarter ended September 30, 1997                     $0.20            $0.04
         Quarter ended December 31, 1997                      $0.6875          $0.25
         Quarter ended March 31, 1998                         $0.33            $0.125
         Quarter ended June 30, 1998                          $0.125           $0.125
         Quarter ended September 30, 1998                     $0.16            $0.125
         Quarter ended December 31, 1998                      $0.1563          $0.0313
         Quarter ended March 31, 1999                         $0.17            $0.0313
         Quarter ended June 30, 1999                          $0.16            $0.10
         Quarter ended September 30, 1999                     $0.28            $0.0313
         Quarter ended December 31, 1999                      $0.04            $0.0313

On February 18, 1999 the reported closing price (and most recent sale price) for the Company's Common Stock was $0.04 per share; there were 195 record holders of the Company's Shares; and there were five (5) market makers for the Company's securities.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions on any of the Company's subsidiaries which would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data:               Year Ended             September 30
                                          --------------------------------------------------
                                                 1999           1998          1997
                                                 -------------------------------------------
                                            (Audited)          (Audited)           (Audited)

Total Assets                                 $643,186           $641,237            $600,000

Total Current Assets                           43,186             41,237                   -

Total Liabilities                              41,237             41,237                   -

Stockholders Equity                           601,949            600,000             600,000

Accumulated Deficit                        1,393,920           1,367,215           1,308,547

Summary Earnings Data:                                Year Ended Septmber 30
                                         ---------------------------------------------------
                                                 1999         1998           1997
                                         ---------------------------------------------------

Total Revenues                      $           -0-       $          -0-      $          -0-

Operating Expenses                             28,654             58,668              90,131

Net (Loss) From Operations                     28,654             58,668              90,131

Interest Income                                 1,949                  -                   -

Net (Loss)                                     26,654

Earnings per Share                                nil            ($0.01)             ($0.02)

-------------------------------------------------------
The Company's fiscal year ends September 30 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General.

The Company is a "development stage" company. To date, the Company's operations have been centered around the acquisition and maintenance of mining leases designated as the Santa Maria Mine (see "BUSINESS OF THE COMPANY" above). The Company has not yet commenced commercial mining operations on its property. The annual operating costs incurred to date have been primarily for the maintenance of the leases and the accumulation of data in anticipation of mining operations. Although the Company's management has experience in mining as well as oil and gas production, there is no guarantee or assurance that this management team will be capable of duplicating any prior success or that the Company will ever achieve commercially viable mining operations. The ability to commence such operations is contingent upon the Company securing adequate funding to meet the cost of such operations.

The Company expects to incur normal operating expenses during the next year. The amount of net losses and the time required for the Company to reach profitability, if at all, are uncertain. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as the price of gold and other mineral commodities. There can be no assurance that the Company will ever generate mining revenue or achieve profitability at all or on any substantial basis.

The Company will need substantial funds to support its long-term mining development and marketing programs. The Company has no established bank financing arrangement and no assurance that any such bank financing arrangement will ever be established.

To the extent that the Company's capital resources, are insufficient to meet current or planned operating requirements, the Company will seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing. Although in the past the Company's principal shareholders have provided loans to cover certain operating costs in order to preserve its properties, the Company has no assurance that existing shareholders will continue to provide any portion of the Company's future financing requirements.

No assurance can be given that additional financing will be available when needed or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or terminate expenditures for certain of its programs that the Company would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company in that it could result in the loss of certain, or all, of the Company's mining properties.

Discussion of Financial Condition

On a consolidated basis, as of September 30, 1999 the Company had total assets of $643,186 with total liabilities of $41,237 (compared with $641,237 and $41,237 respectively for September 30, 1998 and $600,000 and $-0- for September 30, 1997). Of the Company's assets at September 30, 1999, cash and cash equivalent accounted for $43,186, compared to $41,237 at September 30, 1998 and $-0- at September 30, 1997. The balance of the Company's assets consist of its mining claims which are carried at $600,000. The Company's liabilities consist of a note payable to one of the Company's shareholders in the amount of $41,237. This note was for a 24-month period and is due September 30, 2000, together with interest thereon at the rate of 6% simple interest.

The Company must undertake certain expenditures in connection with its preservation of the leases it holds in order to maintain its mining rights. Management projects that such costs will approximate $14,100 during fiscal 2000. In addition, the Company will require significant additional funds in order to complete its pre-mining operations, which are estimated to be $125,000 during fiscal 2000. Following such expenditures, when the Company is ready to begin actual mining operations substantial additional funding will be required. At present, the Company has not identified any source for such funding. Management projects that the Company will require approximately $350,000 in order to complete Phase I of its proposed mining plan and commence commercial operations in the Santa Maria Mine. At present, management has not identified any funding source able or willing to assist the Company in meeting these costs.

Based upon available cash on hand, management is of the opinion that it will have adequate funds available to meet its maintenance obligations for the current fiscal year but not to implement any aspect of its Phase I Mining Program. Therefore, unless a funding source is identified and appropriate funding agreements reached, of which there can be no assurance, it is unlikely that the Company will be able to commence mining operations in the Santa Maria Mine or to otherwise establish commercially viable operations in the near future.

Inflation.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the United States and abroad, is expected to have a beneficial effect upon the Company's planned operations. In management's opinion, these conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future. However, even if inflation were to resume an upward trend, as has been the result in the past, it is likely that the price of gold and related precious metals would rise - a situation that would increase revenues and profits from the Company's planned mining operations.

VII.      Forward Looking Statements.

Certain statements made in this report on Form 10-KSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                           Reference:
---------------------                                                           ----------
Independent Auditor's Report                                                    F-1

Consolidated Statement of Financial Condition                                   F-2 - F-3

Consolidated Statement of Operations                                            F-4

Statement of Changes in Stockholders' Equity                                    F-5 - F-9

Consolidated Statements of Cash Flows                                           F-10

Notes to Financial Statements                                                   F-11 - F-15

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           SANTA MARIA RESOURCES, INC.

                  (Formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999, 1998, AND 1997

                   (With independent auditor's report thereon)

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
Santa Maria Resources, Inc.

I have audited the accompanying balance sheets of Santa Maria Resources, Inc. (formerly Program Entertainment Group, Inc. a Development Stage Company) at September 30, 1999, 1998, 1997 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Santa Maria Resources, Inc. for the dates indicated above and the results of its operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Henry Schiffer
Certified Public Accountant

February 2, 1999

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             September 30
                                   ----------------------------------------------------------------------
                                    1999                               1998                      1997
                                    ----                               ----                      ----
Current Assets:

Cash and Equivalents                  43,186                             41,237                        -
                                    --------                           --------                  -------

  Total current assets                43,186                             41,237                        -
                                    --------                           --------                  -------

Other Assets-Mining
   claims (Note 3)                   600,000                            600,000                   600,000
                                     -------                            -------                   -------

Total Assets                         643,186                           641,000                   600,000
                                     =======                           =======                   =======

   The accompanying notes are an integral part of these financial statements.

                                       F-2
                                                                              16

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30
                                   ----------------------------------------------------------------------
                                    1999                               1998                      1997
                                    ----                               ----                      ----
Other Liabilities:

Note payable to
  shareholder (Note 7)                41,237                            41,237                          -
                                     -------                           -------                   --------

   Total Liabilities                  41,237                            41,237                          -
                                     -------                           -------                   --------


Stockholders' Equity:

Common stock-100,000,000 shares
 authorized; issued and
 outstanding 6,000,583 shares
 at September 30, 1999, 1998
 and 1997 @ $.01 Par
   Value                               6,001                             6,001                     6,001
Paid in capital                    1,989,868                         1,961,214                 1,902,546
Deficit accumulated during
  development stage               (1,393,920)                       (1,367,215)               (1,308,547)
                                 -----------                        -----------              -----------

Total Shareholders' Equity           601,949                           600,000                   600,000
                                 -----------                        -----------               ----------

    Total Liabilities and

       Stockholders' Equity          643,186                           641,237                   600,000
                                 ===========                        ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                    September 30
                                        ----------------------------------------
                                        1999             1998             1997
                                        ----             ----             ----
Revenue:                                     --              --              --
--------------------------------------------------------------------------------
Auto and truck                               --           530           1,116
Consultants                               5,825           6,380          44,022
Dues and Subscriptions                       --             900             135
Postage and delivery                         --             499             680
Geology                                   1,760           9,443          10,137
Legal                                        --           6,640           1,115
Accounting                                   --           2,000           2,350
Miscellaneous                                --             314             765
Office expenses                             482           3,694           2,998
Outside services                          4,963           1,235           4,972
Printing                                     --           1,361           5,035
Rent                                     14,820          14,560           8,124
Repairs and maintenance                      --           5,850             127
Taxes and license                           490             235             851
Telephone                                    --             968           2,097
Travel                                      314           4,059           5,607
                                     ----------      ----------      ----------

Total operating expenses                 28,654          58,668          90,131
                                     ----------      ----------      ----------

Net (loss) from operations              (28,654)        (58,668)        (90,131)
                                     ==========      ==========      ==========

Other Income:

 Interest Income                          1,949
Net (loss)                              (26,705)

Weighted number of shares
   Outstanding                        6,000,583       6,000,583       6,000,583
                                     ==========      ==========      ==========


Net (loss) per share                      $ nil      $     (.01)     $     (.02)
                                     ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.

                    (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 1999

                                                                        Unearned        Total
                                   Common Shares            Paid In   Compensation      Retained    Stockholders
                              ----------------------
                              Shares          Amount        Capital      Stock          Earnings        Equity
                                                                      -------------     --------    ------------
Balance, April 1, 1989                                                                  (373,000)      (373,000)

Equity of Axiom as of
 June 6, 1989                4,470,000          5,000         16,000                      (3,000)        18,000

Issuance of Shares          10,200,000         10,000      1,030,000                                  1,040,000

Stock issued                 2,500,000          2,000        123,000                     (63,000)        62,000

Amortization of unearned
 Compensation                                                                              4,000          4,000

  Net Income 1990                   --             --             --            --       955,000        955,000
                            -----------   -----------    -----------   -----------   -----------    -----------

Balance March 31, 1990      17,170,000         17,000      1,169,000       (59,000)       579,000     1,706,000

Amortization of Unearned
 compensation                                                               14,000         14,000

Net Income 1991                     --             --             --            --      1,094,000     1,094,000
                            -----------   -----------    -----------   -----------   -----------    -----------

Balance March, 1991         17,170,000         17,000      1,169,000       (45,000)     1,673,000     2,814,000




    The accompanying notes are an integral part of these financial statements

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 1999

                                   (Continued)

                                                                     Unearned      Total
                                 Common Shares         Paid In     Compensation    Retained  Stockholders
                               Shares       Amount     Capital        Stock        Earnings      Equity
                               ------       ------     -------        -----        --------      ------

Balance March 31, 1991     17,170,000       17,000    1,169,000      (45,000)    1,673,000     2,814,000

Issuance of Shares            150,000                    30,000                     30,000

Amortization of Unearned
 Compensation                                                         14,000<       14,000<

Net Income 1992                    --           --           --           --       452,000       452,000
                           ----------    ----------  ----------    ----------   ----------    ----------
Balance March 31, 1992     17,320,000       17,000    1,199,009      (31,000)    2,125,000     3,310,000

Amortization of Unearned

 Compensation                                                         31,000<       31,000<

Net rounding Adjustments                       335        2,081                      2,416<

Net Loss 1993                      --           --           --           --    (3,147,767)   (3,147,767)
                           ----------    ----------  ----------    ----------   ----------    ----------

Balance September 30,
1993                       17,320,000       17,335    1,201,081         --      (1,022,767)      195,649



   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 1999
                                   (Continued)

                                                                        Unearned        Total
                                       Common Shares        Paid In   Compensation      Retained     Stockholders
                                    ------------------
                                    Shares      Amount      Capital      Stock          Earnings        Equity
                                    ------      ------      -------      -----          --------        ------
Balance September
  30, 1993                      17,320,000       17,335     1,201,08                  (1,022,767)      195,649

Net Loss 1994                         --           --           --                        63,388)      (63,388)

Balance September
 30, 1994                       17,320,000       17,335    1,201,081                  (1,086,155)      132,261

Net Loss Year 1995
 (Write off all assets
   and liabilities, net moss)         --           --           --                      (132,261)     (132,261)


Balance September
 30, 1995                       17,320,000       17,335    1,201,081                  (1,218,416)         --

Net Income 1996                       --           --           --                          --            --

Balance September
 30, 1996                       17,320,000       17,335    1,201,081                  (1,218,416)         --





   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 1999
                                   (Continued)

                                                                            Unearned       Total
                                      Common Shares            Paid In     Compensation    Retained     Stockholders
                                    ------------------
                                    Shares      Amount        Capital        Stock         Earnings      Equity
                                    ------      ------        -------        -----         --------      ------

Balance September 30, 1996     17,320,000         17,335      1,201,081                   (1,218,416)           --

1 for 10 stock reversal
 and adjustment               (15,616,982)       (15,632)        15,632                           --            --

Stock issued for mining
 claims (Note 3)                3,000,000          3,000        597,000
                                                                                                            600,000

Stock issued for cash

 advances in 1997               1,000,000          1,000         59,374
                                                                                                             60,374

Stock issued for consulting
 Services                         297,565            298         29,459
                                                                                                             29,757

Net (Loss) 1997                      --             --             --                        (90,131)       (90,131)

Balance September 30,
 1997                           6,000,583          6,001      1,902,546                   (1,308,547)       600,000



   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS= EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 1999
                                   (Continued)

                                                                Unearned         Total
                              Common Shares        Paid In     Compensation      Retained    Stockholders
                          -------------------
                          Shares       Amount      Capital        Stock          Earnings      Equity
                          ------       ------      -------        -----          --------      ------
Contributed capital        58,668       58,668

Net (Loss) 1998                --           --           --                       (58,668)      (58,668)
                        ---------    ---------    ---------                     ---------     ---------

Balance September
 30, 1998               6,000,583        6,001    1,961,214                    (1,367,215)      600,000
                        =========    =========    =========                     =========     =========

Contributed capital        28,654       28,654

Net (Loss) 1999                --           --           --                       (26,705)      (26,705)
                        ---------    ---------    ---------                     ---------     ---------

Balance September
 30, 1999               6,000,583        6,001    1,989,868                     1,393,920       601,949
                        =========    =========    =========                     =========     =========

Contributed capital        10,501       10,501

Net (Loss) 3 months
 ending December 31,
 1999                          --           --           --                        (9,940)       (9,940)
                        ---------    ---------    ---------                     ---------     ---------

Balance December 31,
 1999                   6,000,583        6,001    2,000,369                     1,403,860       602,510
                        =========    =========    =========                     =========     =========


   The accompanying notes are an integral part of these financial statements.

                                       F-9

                                                                              23








                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                Years Ended September 30,
                                             -----------------------------
                                               1999        1998      1997
                                               ----        ----      ----

CASH FLOWS FROM
   OPERATING ACTIVITIES

Net (Loss)                                   (26,705)   (58,668)   (90,131)
Adjustments to reconcile net (loss) to net
   cash (used) by operating activities            --         --         --
                                             -------    -------    -------
NET CASH (USED) BY

   OPERATING ACTIVITIES                      (26,705)   (58,668)   (90,131)
                                             -------    -------    -------

CASH FLOWS FROM

   INVESTING ACTIVITIES                           --         --         --

CASH PROVIDED FROM
   FINANCING ACTIVITIES

Shares issued for services rendered               --         --     29,757
Shares issued for cash advances                   --         --     60,374
Paid in capital from shareholders             28,654     58,668         --
Proceeds of loan from shareholder               --       41,237         --
                                             -------    -------    -------
  NET CASH PROVIDED FROM
     FINANCING ACTIVITIES                     28,654     99,905     90,131
NET INCREASE (DECREASE)
  IN CASH                                      1,949     41,237         --

CASH BALANCE BEGINNING

 OF PERIOD                                    41,239         --         --
                                             -------    -------    -------
CASH BALANCE END OF PERIOD                    43,186     41,237         --
                                             =======    =======    =======


   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

Note 1                     Summary of Significant Accounting Policies:

                  This summary of significant accounting policies of Santa Maria Resources, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                  (a)  Organization and Business Activities:

                         The Company was incorporated as The Movie Greats
                  Network, Inc., on May 22, 1989 under the laws of the state of Nevada. Effective August 4, 1992 the Company changed its name to Program Entertainment Group, Inc. and effective August 5, 1997 the Company changed its name to Santa Maria Resources, Inc.

                        The Company commenced operations in 1989 as a syndicator
                  of motion pictures and television programming and provided a two-hour motion picture package to its "network" of over 100 television stations across the United States.

                         In 1994 the Company ceased operations and consequently
                  wrote off all its assets, which consisted mainly of motion pictures' rights and prints, and accounts payable and certain notes payable. The write off of all the assets and liabilities of the Company resulted in a net loss in the fiscal year 1994-1995 of $132,261.

                        The Company had been inactive from 1994 to August 1997,
                  except for some maintenance expenses paid by officers and shareholders. Thereafter, management has commenced acquiring mining claims and paying incidental expenses of the Company.

                  (b)   Fiscal Year:

                         In 1997 the Company changed its fiscal year from March
                  31 to September 30 at the request of the auditing firm. Short period audits and tax returns were filed.

                  (c) Basis of Operation:

                         The Company prepares its financial statements and
                  federal income taxes on the accrual basis of accounting.

                           SANTA MARIA RESOURCES, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

Note 2                     Mergers and Acquisitions:

                  The Movie Greats Network was a division of Acama Films, Inc. ("Acama"), a corporation organized under the laws of the State of California. In June, 1989, Acama sold all the assets of the division (approximate book value of $1.5 million) to Axiom Technology, Inc. ("Axiom"), a Utah corporation, in exchange for the assumption by Axiom of the liabilities of the Division (except $1 million payable to Acama) and 10,000,000 shares of voting common stock of Axiom.

                  Following the transaction, Axiom organized The Movie Greats Network, Inc., a Nevada corporation, as a wholly owned subsidiary, and effectively changed its domicile by merging itself into the Company.

                  The combination was accounted for as a reverse acquisition by the Company, since the stockholders of Acama received the majority of the stock (68%) in the combined entity, and management of Acama became the management of the combined entity. Accordingly, the financial statements previously reflected the historical cost basis of the Division's assets, liabilities and operations and insignificant operations of Axiom for the period April 1, 1989 to the merger date.

                  In 1994 the Company ceased operations and consequently wrote off all its assets, which consisted mainly of motion pictures' rights and prints, accounts payable and notes payable. The write-off of all the assets and liabilities of the Company resulted in a net loss in the fiscal year 1994-1995 of $132,261.

Note 3            Mining Claims Acquired and Purchased-Appraised Values:

                  The Company owns 141 unpatented contiguous mining claims totaling over 2,960 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War
                  II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by 1978 the group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores. The Company's objective was to regain the initial position held by the previous owners in order to duplicate the original maps, all of the exploration, assessment and geology that had been completed for the mining plan of operations which was based on the original 134 claims.

                  The Company located, staked and filed 37 claims of the original group that had reverted to the BLM for non-payment of maintenance fees, plus an additional 7 claims, for a total of 44 claims, with the BLM in September 1997. A Company shareholder purchased the remaining 97 claims of the original group from the prior owner and quit claimed them to the Company in 1998. The Company issued 3 million shares of Rule 144 restricted common stock in September 1997 to entities which were responsible for the Company obtaining title to these mining claims.

                           SANTA MARIA RESOURCES, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

Note 3                     Mining Claims-Appraisal (continued):

                  Appraisal and Valuation

                  Mr. N. H. Carouso, President of Geo-Processing, Inc., was retained in 1985 by the prior owners of these claims to prepare an Economic Evaluation of the 134 claims group. Mr. Carouso earned a Bachelor of Arts and a Master of Science degree from the University of California, College of Engineering, Department of Mineral Technology and Mining. This report was for the recovery of gold and silver only.

                  The following is a statement from Mr. Carouso's report:

                     "The mining claims project area offers excellent economic
                  potential. With the gold and silver mineralization cropping out at the surface and the favorable topography for surface mining techniques, it is felt that an early cash flow can be expected. The gross dollar potential of the areas evaluated, which the writer (Mr. Carouso) feels represents only about 30% of the potential of the entire group of claims, if combined, could be $280,836,000.00. Even if one then takes a 50% confidence factor as to the grade of ore, the gross dollar potential would be $115,418,000., and with an expected 70% recovery of precious metals, the adjusted gross dollar potential would be $80,792,600.00 based on a spot price of $325/oz, for gold and $6.00/oz. for silver, and mining to a depth of 100 feet."

                  On October 7, 1997 a letter from Rich Rhodes, Director of Operations of Golden West Mining Services listed several minerals available from these mines as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from 0.43% to 1.77% by volume.

                  On April 22, 1998 the Company obtained an upgrade report prepared by California Core Drilling, signed by R. W. Jones, Senior Geologist. This report covered a reserve area of 3,000 ft. by 200 ft. deep. This area was based on just two of the mining claims, approximately 40 acres, and discussed the potential availability of mining U308 Uranium Ore found from the processing of the approximate 28,800,000 tons of Ore Reserves.

                  The additional minerals available from the mines have been ignored until recently due to the expenses of mining what is referred to as "Complex Ores". Management is currently obtaining bids from gas plasma process recovery firms to determine the viability of economical recovery of these Complex Ores.

                  All the ores from test samples show approximately a valuation based on yields of slightly over $1,100 per ton.

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

Note 3                     Mining Claims-Appraisal (continued):

                  The Company filed a renewal of the Mining Plan of Operations that was initially approved by the United States Department of Interior on July 27, 1987 (Decision EA-AZ-026-87-41 MPO-87-K-06) during the 4th quarter of calendar 1998. The Company has received a response from the Department of Interior requesting additional detail regarding the placement of specific exploratory drill holes and written review by a Mining Engineer and Geologist.

Note 4                     Capital Structure:

                  The Company's original Articles of Incorporation provided for capital stock authorized of 100,000,000 shares of $.001 par value common stock. In an amendment filed with the Secretary of State of Nevada, effective October 8, 1997 the Company maintained its total capitalization at 100,000,000 authorized common shares and changed the par value to $.01.

                  In fiscal 1997 the Company's Board of Directors approved a 1 for 10 reverse stock split.

                  In 1997 cash advances were made on behalf of the Company by certain shareholders. In consideration of those advances the Company issued 1,000,000 shares of restricted Rule 144 stock to these shareholders in exchange for those advances.

Note 5                     Income Taxes:

                  At September 30, 1999, the Company has a federal operating loss carryforward of $1,393,920 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

                  The net operating losses will expire at various dates commencing in the year 2003 through 2014.

                  The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

                  The following is a summary of the deferred taxes:

                           Deferred asset                  $491,558
                           Valuation allowance             (491,558)
                                                           --------
                                                                  0
                                                           ========


Note 5                     Options & Warrants:

                  The Company has not adopted a stock option plan. There are no warrants issued or outstanding.

                                      F-14
                                                                              28

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999, 1998 AND 1997

Note 6                     Commitments:

                  The Company has been provided office space at a nominal charge on a month to month basis by a shareholder.

Note 7                     Related Party Transactions:

                  The following shareholder has loaned money to the Company:

                           Robert Sturges $41,237 24 months 6% simple interest from date of loan, 9/30/98.

                  These monies were deposited in an interest bearing account which totaled $43,185.45 as of 9/30/99.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)  Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

           Name                              Age                Position Held
                                             ---
Hubert Stroud                                60         President, CEO and Director
Carl W. O'Baugh                              66         Vice President and Director
Ekkehard "Hardy" Sieck                       57         Secretary, Chief Financial Officer and Director
Larry Dietz                                  45         Chief Operations Officer and Director


Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

(c) Identification of significant employees.     None

(d) Family relationships.

There are no family relationships among the Officers or Directors. There are no arrangements or understandings pursuant to which any person was elected as an officer of the Company. All officers hold office for one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the Board of Directors.

(e)      1.  Business Experience.

Principal occupations of directors and officers are as follows:

Hubert W. Stroud is President and Director of the Company. He graduated from Universal Technical College in Miami, Florida with a degree in Marketing. He attended the University of Houston majoring in Marketing and Social Studies. He has been the President and CEO of Consolidated Minerals, Inc. which develops oil and gas properties since 1987. He is a past President of Day and Night Petroleum; Inc. (1992 to 1995). He has been the President of the Louisiana Country Music Association and on the

Board of Directors of the Country Music Association of America since 1990. He is also a Member of Country Music of America Hall of Fame and the Alabama Country Music Hall of Fame, Country Music Association of America since 1992.

Ekkehard "Hardy" Sieck is Vice President, Chief Financial Officer and Director of the Company. He graduated from Volkshochshule Stuttgart, Germany, with a degree in Business and later attended Centenary College of Louisiana, majoring in Geology and Petroleum. From 1980 to 1984, he served as President and CEO of Blue Creek Exploration, Inc. and was responsible for overseeing the drilling and completion of over thirty (30) drilling programs. Mr. Ekkehard formed Tysco Oil and Gas Corporation, an independent oil and gas company which he serves as its President and CEO, in 1984 and began the exploration and operation of oil and gas properties. Mr. Sieck has drilled and completed approximately 70 properties and has experienced a completion success rate of approximately 88%. Sieck is as a sought after consultant regarding of drilling, work over, fracking, log interpretations, pipeline locations and maintenance in East Texas and North Louisiana.

Larry Dietz is Vice President and Chief Operating Officer in charge of Land Management and Development, and a Director of the Company. Mr. Dietz brings to the Company a seasoned expertise in the field of mining, as well as an extensive knowledge of the entire mining industry in the western United States and especially in the State of Arizona. He is responsible for managing the properties owned or under the control of the Company as well as identifying additional properties for the Company to acquire and/or lease for the purpose of developing their mineral resources. While in the U.S. Navy he had a Top Secret/Crypto security clearance. He attended the University of Nebraska School of Technology and Agriculture where he earned a degree in Drafting, Surveying and Soil Science. He has been a consultant to the mining industry since 1982 as President of Dietz and Associates. He authored and released the updated, corrected and expanded versions of the Arizona Mineral Industry Location System
(MILS) which is a database system for use on micro computers identifying all known mineral occurrences in Arizona. Mr. Dietz also developed and released Mineral Databases from the U.S. Bureau of Mines for the western U.S., as well as a program called DLG1-2 which consists of the Digital Line Graph (DLG) data at a scale of 1:250,000 for the entire U.S. providing graphic displays of the mineral data for use on micro computers. Mr. Dietz is approved by the U.S. Department of Justice to provide title evidence and abstracts for both surface and mineral rights to lands located in the State of Arizona, and his Land Status Reports are recognized by the Vancouver Stock Exchange. He is registered as an Expert Witness with the Technical Advisory Services for Attorneys. He is currently an associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz is also proficient in the use of computers, database, word-processing, CAD, graphics and communications software.

Carl W. O'Baugh is Secretary and Director of the Company. He is responsible for supervising the drilling, exploration and testing conducted on the properties under development by the Company, including all aspects of quality control. He has been President of Golconda Gems, Inc., from 1973 to the present, a wholesale gem cutting, importing and distribution company which has had operations in the United States and Mexico. Mr. O'Baugh is a past President of American Metals and Minerals, Inc., (1995 to 1997) a Nevada corporation owning mining claims in central Arizona.

         2.  Directorships.

         None, other than listed above.

(f) Other Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

At present, none of the Company's officers or directors devotes their full time to the affairs of the Company and none receive any compensation for their services. Each of the Company's present officers received their shares of the Company's common stock in consideration of their agreement to serve without compensation until the Company achieves commercial operations and generates revenues or is able to otherwise secure adequate funding in order to pay such salaries (see, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.") The Company has agreed that employment agreements will be negotiated with each officer at such time as the Company is able to pay compensation from operating revenues or other funding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners.

Name                               Relationship           Number of Shares      Percentage(1)
--------------------------------------------------------------------------------------------------
Spencer Eubank                        Shareholder                 527,000                     8.8%
Robert Dultz                          Shareholder                 608,499*                   10.1%
Robert Sturges                        Shareholder                 970,000                    16.2%
Totals:                                                         1,470,000                    35.1%

*350,000 shares are in the name of a Trust controlled by Mr. Dultz and 163,499 shares are in the name of a limited liability company of which Mr. Dultz is the managing member.

(b) Security ownership of management.

Name                               Relationship           Number of Shares      Percentage(1)
--------------------------------------------------------------------------------------------------
Hubert Stroud                      President, CEO              1,020,000                    17%
                                    and Director
Carl W. O'Baugh                    Secretary and                  60,000                     1%
                                      Director
Ekkehard "Hardy" Sieck             Vice President,               500,000                   8.3%
                                   Chief Financial
                                    Officer and
                                      Director
Larry Dietz                            Chief                      50,000                    .8%
                                     Operations
                                    Officer and
                                     Director

Officers & Directors as
a group (4 persons)                                            1,630,000                 27.1%
---------------------------------------------------------------------------------------------------------------

(1) Based upon a total of 6,000,583 shares of Common Stock issued and outstanding as of the date of this Report.


(c)  Changes in Control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. The Company issued 3 million shares of restricted common stock in September 1997 to Robert Sturges in consideration for Mr. Sturges' transfer to the Company of title to the original 44 mining claims that comprise the Santa Maria Mine. Another Company shareholder, Spencer Eubank, purchased the remaining 97 claims of the original group from the prior owner and quitclaimed them to the Company in 1998 in exchange for 500,000 shares of the Company's common stock.

2. In 1998 Robert Sturges loaned $41,237 to the Company for a period of 24 months, at 6% simple interest from date of loan, 9/30/98. These moneys were deposited in an interest bearing account that totaled $43,185.45 as of 9/30/99. These funds remain available for use by the Company in meeting its annual expenses in connection with its maintenance of the Company's mining claims. Mr. Sturges has deferred repayment of this loan until such time as the Company commences commercial operations.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  SANTA MARIA RESOURCES, INC.

Date: February 28, 2000           By: /s/Hubert Stroud
                                      ________________________
                                      Hubert Stroud, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2000                    /s/ Hubert Stroud
Hubert Stroud, President                    ----------------------------------
Chief Executive Officer
& Director

Dated: February 28, 2000                    /s/ Carl W. O'Baugh
Carl W. O'Baugh, Vice                       ---------------------------------
President and Director

Dated: February 28, 2000

Ekkehard Sieck                              /s/ Ekkehard Sieck
Secretary, Chief Financial Officer          ---------------------------------
& Director

Dated: February 28, 2000                    /s/ Larry Dietz
Larry Dietz, Chief Operations               ---------------------------------
Officer & Director