Form 10KSB40
period 1998-09-30
SANTA MARIA RESOURCES INC /NV/
filed 2000-03-01
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                    (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Fiscal Years Ended September 30, 1998

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

                           SANTA MARIA RESOURCES, INC.

                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 1999
                                   (Continued)

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