Form 10KSB40
period 1999-09-30
SANTA MARIA RESOURCES INC /NV/
filed 2000-03-01
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
                    (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the Fiscal Years Ended September 30, 1999

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