Form 10QSB
period 1999-12-31
SANTA MARIA RESOURCES INC /NV/
filed 2000-03-01
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
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


Issuer's Telephone Number: (702) 877-5804

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of February 18, 2000, there were outstanding 6,000,583 shares of Common Stock.

                                      INDEX


PART I.  FINANCIAL INFORMATION


  Item 1.  Condensed consolidated financial statements:

              Balance sheet as of June 30, 1999 and
               December 31, 1998                                                        3

              Consolidated Statement of Operations for the six
               months ended June 30, 1999 and 1998                                      4

              Consolidated Statement of cash flows for the six months
               ended March 31, 1999 and 1998                                            5

               Statements Of Cash Flows                                                 6

              Notes to consolidated condensed financial statements                      7


  Item 2.  Management's discussion and analysis of financial
           Condition                                                                   11


PART II.  OTHER INFORMATION

Signatures                                                                             19

                           SANTA MARIA RESOURCES, INC.
                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                                  BALANCE SHEET
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 1999


                                            3 Months ended              September 30,
                                            December 31, 1999           1999
                                            -----------------           -------------
ASSETS
Current Assets:

   Cash and equivalents                      $  43,747                    $  43,186

Other Assets
   Mining claims                               600,000                      600,000
                                               -------                      -------

        Total Assets                           643,747                      643,186
                                               =======                      =======


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:                            -0-                             -0-

Other Liabilities

   Note Payable to shareholder                  41,237                       41,237
                                               -------                       ------

Total Liabilities                               41,237                       41,237

Shareholders' Equity:
   Common Stock - 100,000,000 shares
   authorized; issued and outstanding
   6,000,583 shares at December 31,
   1999 and 1998  @ .01 Par Value                6,001                        6,001

   Paid in capital                           2,000,369                    1,989,868
   Accumulated deficit                       (1,403,860)                 (1,393,920)
                                             ---------                   ----------

        Total Shareholders' Equity             602,510                      601,949
                                             ---------                      -------

Total Liabilities and Shareholders' Equity     643,747                      643,186
                                              ========                      =======




   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                                           1999                 1998
                                                           --------------------------
Revenues:                                                  -0-                    -0-

Expenses:

     Consultants                                           2,997                2,784
     Legal                                                 1,500                  -0-
     Office expense                                          509                  -0-
     Outside services                                      2,395                1,500
     Rent                                                  1,000                  -0-
     Tax and licenses                                        100                  100
     Travel                                                1,000                  -0-
     Research and development                              1,000                  -0-
                                                          ------               ------

        Total Expenses                                    10,501               (4,384)

Net (Loss) from Operations                               (10,501)              (4,384)

Other Income
      Interest earned                                        561                  513
                                                         -------               ------

Net (Loss)                                                (9,940)              (3,871)
                                                         =======               ======

Earnings (Loss) per Share                                $  nil                 $ nil


   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
        FOR THE PERIOD FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 1999
                                   (Continued)



                               Common Shares                                   Total
                            -------------------      Paid In         Retained        Stockholders'
                            Shares       Amount      Capital         Earnings          Equity
                            ------       ---------------------------------------------------------
Balance September
 30, 1999                   6,000,583     6,001      1,989,868       1,393,920         601,949
                            =========     =====      =========       =========         =======

Contributed capital            10,501    10,501

Net (Loss) 3 months
ending December 31,
1999

                                                                        (9,940)         (9,940)
                            ---------     -----      ---------       ---------         -------

Balance December 31,
1999                        6,000,583     6,001      2,000,369       1,403,860         602,510
                            =========     =====      =========       =========         =======


   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (formerly Program Entertainment Group, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                              3 Months ended December 31
                                              --------------------------
                                                   1999          1998
                      -----------------------------------------------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

Net (Loss)                                        (9,940)       (3,871)

Adjustments to reconcile net (loss) to net
   cash (used) by operating activities                 -             -

NET CASH (USED) BY
   OPERATING ACTIVITIES                           (9,940)       (3,871)
                                                 -------       -------

CASH FLOWS FROM
   INVESTING ACTIVITIES

CASH PROVIDED FROM
   FINANCING ACTIVITIES

Shares issued for services rendered                    -             -
Shares issued for cash advances                        -             -
Paid in capital from shareholders                 10,501         4,384
                                                 -------       -------
Proceeds of loan from shareholder                      -             -

  NET CASH PROVIDED FROM
     FINANCING ACTIVITIES                         10,501         4,384
                                                 -------       -------

NET INCREASE (DECREASE) IN CASH                      561           513

CASH BALANCE BEGINNING OF PERIOD                  43,186        41,237
                                                 -------       -------

CASH BALANCE END OF PERIOD                        43,747        41,750
                                                 =======       =======


   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 MINING CLAIMS - CONTINUED

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

On October 7, 1997 a letter from Rich Rhodes, Director of Operations of Golden West Mining Services listed several minerals available from these mines as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume.

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

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

NOTE 5         INCOME TAXES:

At December 31, 1999, the Company has a federal operating loss carryforward of $1,397,791 for financial accounting and federal income tax purposes. Utilization of the net operating loss in any taxable year during the carryforward period may be subject to an annual limitation due to the ownership change limitations imposed by the tax law.

The net operating losses will expire at various dates commencing in the year 2003 through 2014.

The deferred tax asset consists of the future benefit of net operating loss carryforwards. A valuation allowance limits the recognition of the benefit of deferred tax assets until realization is reasonably assured by future profitability.

The following is a summary of the deferred taxes:
               Deferred asset               $492,139
               Valuation allowance          (492,139)
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

                           SANTA MARIA RESOURCES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7         RELATED PARTY TRANSACTIONS:

The following shareholder has loaned money to the Company:

        Robert Sturges          $41,237     24 months
                                6% simple interest from date of loan, 9/30/98.

These moneys were deposited in an interest bearing account which totaled $43,185.45 as of 9/30/99.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS.

Certain statements made in this report on form 10Q are "forward looking' statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set in the forward-looking statements. Certain factors that might cause such a difference might include the following: the inability of the Company to meet the maintenance costs of its mining properties, the ability of the Company to secure significant additional financing to meet the Company's financial needs to implement mining operations on a commercial scale, the inability of management to control operating costs once mining operations commence and the effects of inflation.

For a more complete understanding of the Company and its properties, please refer to the Company Annual Report on Form 10-KSB for the year ended September 30, 1999.

GENERAL.

The Company is a "development stage" company. To date, the Company's operations have been centered around the acquisition and maintenance of mining leases designated as the Santa Maria Mine. The Company has not yet commenced commercial mining operations on its property. The annual operating costs incurred to date have been primarily for the maintenance of the leases and the accumulation of data in anticipation of mining operations. Although the Company's management has experience in mining as well as oil and gas production, there is no guarantee or assurance that this management team will be capable of duplicating any prior success or that the Company will ever achieve commercially viable mining operations. The ability to commence such operations is contingent upon the Company securing adequate funding to meet the cost of such operations.

The Company expects to incur normal operating expenses during the next year. The amount of net losses and the time required for the Company to reach profitability, if at all, are uncertain at this time. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as the price of gold and other mineral commodities. There can be no assurance that the Company will ever generate mining revenue or achieve profitability at all or on any substantial basis.

The Company will need substantial funds to support its long-term mining development and marketing programs. The Company has no established bank financing arrangement and no assurance that any such bank financing arrangement will ever be established. The Company believes that it has adequate funds on hand to meet the routine maintenance requirements for its mining properties at least for the foreseeable future, provided that no unexpected costs arise. However, such funds were derived from a loan made to the Company from one of its shareholders. There can be no assurance that such funds will be adequate absent substantial additional funding. Further, there can be no assurance that that shareholder, or any other shareholder, will be willing to extend any further loans to the Company.

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

DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, as of December 31, 1999 the Company had total assets of $643,747 with total liabilities of $41,237 (compared with $643,747 and $41,237 respectively for September 30, 1999). Of the Company's assets at December 31, 1999, cash and cash equivalent accounted for $43,747, compared to $41,750 at September 30, 1999. The balance of the Company's assets consists of its mining claims that are carried at $600,000. As stated earlier, the Company's liabilities consist of a note payable to one of the Company's shareholders in the amount of $41,237. This note was for a 24-month period and is due September 30, 2000, together with interest thereon at the rate of 6% simple interest.

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

INFLATION.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the United States and abroad, is expected to have a beneficial effect upon the Company's planned operations. In management's opinion, these conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future. However, even if inflation were to resume an upward trend, as has been the result in the past, it is likely that the price of gold and related precious metals would rise -- a situation that would increase revenues and profits from the Company's planned mining operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               None during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 28, 2000


SANTA MARIA RESOURCES, INC.


BY:__/s/Hubert Stroud_________
     President