Form 10QSB
period 2000-03-31
SANTA MARIA RESOURCES INC /NV/
filed 2000-05-15
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

FOR THE SIX MONTHS ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER: 0-19061

                           SANTA MARIA RESOURCES, INC.
                 (Name Of Small Business Issuer In Its Charter)

                 Nevada                                       87-0403330
 (State Or Other Jurisdiction Of Incorporation         (IRS Employer Ident. No.)
              or Organization)

5015 Sahara Avenue, Suite 125-209, Las Vegas, Nevada             76022
      (Address Of Principal Executive Offices)                 (Zip Code)


Issuer's Telephone Number: (702) 877-5804


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF MAY 12, 2000, THERE WERE OUTSTANDING 6,000,583 SHARES OF COMMON STOCK.

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed consolidated financial statements:

               Balance sheet as of June 30, 1999 and
                March 31, 2000                                                 3

               Consolidated Statement of Operations for the six
                months ended March 31, 2000 and 1999                           4

               Consolidated Statement of cash flows for the six months
                ended March 31, 2000 and 1999                                  5

                Statements Of Cash Flows                                       6

               Notes to consolidated condensed financial statements            7


  Item 2.  Management's discussion and analysis of financial
            Condition                                                          9

PART II.  OTHER INFORMATION

Signatures                                                                    12


                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999


                                                              3/31/00       9/30/99
ASSETS
  Current assets:
     Cash                                                  $    44,346    $    43,186
                                                           -----------    -----------
         Total Current Assets                                   44,346         43,186
  Other asset:
     Mining claims                                             600,000        600,000
                                                           -----------    -----------
                Total Assets                               $   644,346    $   643,186
                                                           ===========    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
     Payable to shareholder                                $    41,237    $    41,237
     Accrued interest payable                                    1,238              0
                                                           -----------    -----------
         Total Current Liabilities                              42,475         41,237

  Shareholders' Equity:
     Common stock, $.01 par value; authorized
       100,000,000 shares, issued, and outstanding
       6,000,583 at March 31, 2000 and September 30, 1999        6,001          6,001
     Additional paid in capital                              2,012,618      1,989,868
     Retained deficit                                       (1,416,748)    (1,393,920)
                                                           -----------    -----------
            Total shareholders' equity                         601,871        601,949
                                                           -----------    -----------
                Total Liabilities & Shareholders' Equity   $   644,346    $   643,186
                                                           ===========    ===========



The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDING
                        MARCH 31, 2000 AND MARCH 31, 1999


                                        6 MOS.        6 MOS.             3 MOS.       3 MOS.
                                       3/31/00        3/31/99           3/31/00       3/31/99


Net sales                              $         0    $         0    $         0    $         0
Less cost of sales                               0              0              0              0
                                       -----------    -----------    -----------    -----------
Gross profit                                     0              0              0              0
Administrative expenses:
   Consulting                               12,766          4,211          6,725            879
   Geology                                       0            875              0              0
   Rent                                      4,111          6,800          2,145          3,700
   Communications                            3,133              0          1,616              0
   Other                                     2,740          2,511          2,324            910
                                       -----------    -----------    -----------    -----------
Total administrative expenses               22,750         14,397         12,810          5,489
Loss from Operations                       (22,750)       (14,397)       (12,810)        (5,489)
Other Income (expenses):
    Interest income                          1,160              0            580              0
    Interest expense                        (1,238)             0           (619)             0
                                       -----------    -----------    -----------    -----------
Net Loss before income tax provision       (22,828)       (14,397)       (12,849)        (5,489)
Income tax expense                               0              0              0              0
                                       -----------    -----------    -----------    -----------
Net Loss                                  ($22,828)      ($14,397)      ($12,849)       ($5,489)
                                       ===========    ===========    ===========    ===========
Earnings per common share:
Basic                                       ($0.00)        ($0.00)        ($0.00)        ($0.00)
Weighted average of common shares:
Basic                                    6,000,583      6,000,583      6,000,583      6,000,583


The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDING
                        MARCH 31, 2000 AND MARCH 31, 1999

                                                     3/31/00      3/31/99
Operating Activities:
  Net Loss                                           ($22,828)   ($14,397)
Changes in other operating assets and liabilities:
     Accrued expenses                                   1,238       1,587
                                                     --------    --------
Net cash provided by (used by) operations             (21,590)    (12,810)
Financing Activities:
     Contributed capital by shareholder                22,750           0
                                                     --------    --------
Net cash provided by financing activities              22,750           0
                                                     --------    --------
Net increase (decrease) in cash during fiscal year      1,160     (12,810)
Cash balance at beginning of fiscal year               43,186      45,675
                                                     --------    --------
Cash balance at end of period                        $ 44,346    $ 32,865
                                                     ========    ========
Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                  $0          $0
     Income taxes paid during the fiscal year              $0          $0



   The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              UANAUDTED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
                FOR THE PERIOD OCTOBER 1, 1999 TO MARCH 31, 2000

                                    Common Stock         Paid in        Retained
                                Shares        Amount     Capital        Deficit        Total

Balance at October 1, 1999     6,000,583      $6,001    $1,989,868     ($1,393,920)   $601,949
Capital contributed                                         22,750                      22,750
Net loss for the period                                                    (22,828)    (22,828)
                              -----------   ---------  ------------  --------------- ----------
Balance at March 31, 2000      6,000,583      $6,001    $2,012,618     ($1,416,748)   $601,871
                              ===========   =========  ============  =============== ==========



The accompanying notes are an integral part of these financial statements.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Santa Maria Resources, Inc. (the "Company") Form 10-KSB for the year ending September 30, 1999.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

NOTE 2 - EARNINGS PER SHARE

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the period. The Company has no other securities outstanding which are convertible into common shares.

NOTE 3 - INCOME TAXES

At March 31, 2000, the Company has a federal operating tax loss carry-forward of $1,416,748 for federal income tax purposes. Utilization of the net operating loss in any taxable year during the carry-forward period may be subject to an annual limitation due to the ownership change limitations imposed by tax law. The carry-forward period expires at various dates commencing in year 2003 through 2014. It is management's policy to reserve for 100% valuation against any deferred tax asset that arises from the carry-forwards due to the unpredictability of futures profits that may be offset against deferred tax assets.

The following is a summary of deferred taxes at March 31, 2000:

         Deferred tax asset                                   $497,558
         Less valuation allowance                             (497,558)
                                                              ---------
                Net tax asset                                    -0-

NOTE 4 - CAPITAL STRUCTURE:

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

NOTE 5- RELATED PARTY TRANSACTIONS

During the six-month period ending March 31, 2000, a shareholder contributed $22,750 to the Company to pay for operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL STATEMENT- FACTORS THAT MAY AFFECT FUTURE RESULTS

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

        Inability of the company to secure additional financing

        Unexpected economic changes in the United States

        The imposition of new restrictions or regulations by government agencies that affect the Company's mining claims.

-GENERAL REPORTING DISCLOSURES

The Company is a "development stage" company and to date the Company's operations have been centered on the acquisition and maintenance of mining leases designated as the Santa Maria Mine. The Company has not yet commenced commercial mining operations. The operating costs incurred to date have been primarily for the maintenance of the leases and the accumulation of data in anticipation of mining activity. Although the Company's management has experience in mining as well as oil and gas production, there is no guarantee or assurance that this management team will be capable of duplicating any prior success or that the Company will ever achieve commercially viable mining operations. The ability to commence operations is contingent upon the Company's securing adequate funding to meet the costs of such operations.

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

The results of operations outlined in the discussion below are a result of normal operating Costs incurred in maintaining business operations and mining leases.

I. RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999:

Administrative expenses:

Total operating expenses for the six months ending March 31, 2000 were $22,750 as compared to $14,397 for the similar period in fiscal year 1999, an increase of 58%. Most of the increase was due to higher legal and accounting costs associated with the Company's public filing requirements. For the six-month period ending March 31, 2000, consulting costs increased $8,555, or 203% from the consulting costs incurred at March 31, 1999.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999:

Administrative expenses:

Total operating expenses for the three months ending March 31, 2000 were $12,810 as compared to $5,489 for the similar period in fiscal year 1999, an increase of 133%. As with the six-month period, most of the increase was attributable to higher legal and accounting costs associated with the Company's filing requirements. For the three-month period ending March 31, 2000, consulting costs increased $5,486 from the consulting costs incurred for the three months ending March 31, 1999.

II. DISCUSSION OF FINANCIAL CONDITION- LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the company had a working capital of $1,871 as compared to a working capital of $1,949 at September 30, 1999. At March 31, 2000, cash on hand was $44,346 as compared to $43,186 at September 30, 1999. The slight increase in cash balances resulted from the utilization of cash for operating expenses and capital contributed from a shareholder to pay for operating expenses during the period. During the six months ended March 31, 2000 a shareholder contributed $22,750 to the Company to pay for operating expenses.

Total assets, which primarily consists of the Company's mining claims asset of $600,000, increased from $643,186 at September 30, 1999 to $644,346 at March 31,
2000.

Total current liabilities at March 31, 2000 increased to $42,475 from $41,237 at September 30, 1999. The increase of current liabilities is attributed to the accrual of interest on a shareholder's loan balance.

The Company's total shareholders' equity decreased from $601,949 at September 30, 1999 to $601,871 at March 31, 2000. This slight decrease is a result of a combination of the operating expenses incurred and capital contributed by a shareholder during the six months ending March 31, 2000.

INFLATION.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the United States and abroad, is expected to have a beneficial effect upon the Company's planned operations. In management's opinion, these conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future. However, even if inflation were to resume an upward trend, as has been the result I the past, it is likely that the price of gold and related precious metals would rise - a situation that would increase revenues and profits from the Company's planned mining operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               None during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000


SANTA MARIA RESOURCES, INC.

BY: /s/Hubert Stroud
    -----------------------------
     President