Form 10QSB
period 2000-06-30
SANTA MARIA RESOURCES INC /NV/
filed 2000-08-15
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
                                   ACT OF 1934

FOR THE NINE MONTHS ENDED JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. AS OF AUGUST 11, 2000, THERE WERE OUTSTANDING 6,000,583 SHARES OF COMMON STOCK.

                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of September 30, 1999 and
                  June 30, 2000                                                    3

                 Consolidated Statement of Operations for the nine
                  months ended June 30, 2000 and 1999                              4

                 Consolidated Statement of cash flows for the nine months
                  ended June 30, 2000 and 1999                                     5

                 Statements Of Cash Flows                                          6

                 Notes to consolidated condensed financial statements              7


  Item 2.  Management's discussion and analysis of financial
            Condition                                                              9

PART II.  OTHER INFORMATION

Signatures                                                                        12


                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                             UNAUDITED BALANCE SHEET
                    AS OF JUNE 30,2000 AND SEPTEMBER 30, 1999

                                                             6/30/00                9/30/99
                                                                                   (Audited)
ASSETS

Current assets:

     Cash                                                     $30,387               $43,186

                                                             --------              --------
         Total Current Assets                                  30,387                43,186

  Other asset:

     Mining claims                                            600,000               600,000
                                                             --------              --------

                Total Assets                                 $630,387              $643,186
                                                             ========              ========
LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:

     Payable to shareholder                                  $ 41,237              $ 41,237

     Accrued interest payable                                   2,607                     0
                                                             --------              --------
         Total Current Liabilities                             43,844                41,237

  Shareholders' Equity:

     Common stock, $.01 par value; authorized
       100,000,000 shares, issued, and outstanding
       6,000,583 at June 30, 2000 and September 30, 1999        6,001                 6,001
     Additional paid in capital                             2,012,618             1,989,868
     Retained deficit                                      (1,432,076)           (1,393,920)
                                                           -----------          -----------
           Total shareholders' equity                         586,543               601,949
                                                           -----------          ------------

                Total Liabilities & Shareholders' Equity     $630,387              $643,186
                                                           ===========          ============


   PLEASE SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDING
                         JUNE 30, 2000 AND JUNE 30, 1999

                                        9 MOS.        9 MOS.            3 MOS.        3 MOS.
                                       6/30/00        6/30/99          6/30/00        6/30/99

Net sales                                      $0            $0                $0            $0
Less cost of sales                              0             0                 0             0
                                         ---------     --------          --------      --------
Gross profit                                    0             0                 0             0

Administrative expenses:

   Consulting                              24,514         5,404            11,748         1,193
   Geology                                      0         1,267                 0           392
   Rent                                     4,111        10,967                 0         4,167
   Communications                           3,133             0                 0             0
   Other                                    6,281         3,524             3,541         1,013
                                         ---------     --------          --------      --------
Total administrative expenses              38,039        21,162            15,289         6,765
Loss from Operations                      (38,039)      (21,162)          (15,289)       (6,765)

Other Income (expenses):
    Interest income                         1,740             0               580             0
    Interest expense                       (1,857)            0              (619)            0
                                         ---------     --------          --------      --------

Net Loss before income tax provision      (38,156)      (21,162)          (15,328)       (6,765)
Income tax expense                              0             0                 0             0
                                         ---------     --------          --------      --------
Net Loss                                 ($38,156)     ($21,162)         ($15,328)      ($6,765)
                                         =========     ========          ========      ========
Earnings per common share:
Basic                                      ($0.01)       ($0.00)           ($0.00)       ($0.00)
Weighted average of common shares:
Basic                                   6,000,583     6,000,583         6,000,583     6,000,583

  PLEASE SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        UNAUDITED STATEMENT OF CASH FLOWS
                        FOR THE THREE & SIX MONTHS ENDING
                         JUNE 30, 2000 AND JUNE 30, 1999

                                                    9 MOS.         9 MOS.        3 MOS.        3 MOS.
                                                   6/30/00        6/30/99       6/30/00       6/30/99

Operating Activities:
  Net Loss                                        ($38,156)     ($21,162)     ($15,328)      ($6,765)
Changes in other operating assets and
 liabilities:
     Accrued expenses                                2,607         2,402         1,369           815
                                                   -------       -------       -------        ------
Net cash provided by (used by) operations          (35,549)     (18,760)       (13,959)       (5,950)

Financing Activities:

     Contributed capital by shareholder             22,750            0              0             0
                                                   -------       -------       -------        ------
Net cash provided by financing activities           22,750            0              0             0
                                                   -------       -------       -------        ------
Net increase (decrease) in cash during the period  (12,799)     (18,760)       (13,959)       (5,950)
Cash balance at beginning of period                 43,186       27,256         44,346        14,446
Cash balance at end of period                      $30,387       $8,496        $30,387        $8,496
                                                   =======       ======        =======        ======
Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year               $0           $0             $0            $0
     Income taxes paid during the fiscal year           $0           $0             $0            $0

PLEASE SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

               UNAUDTED STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
                 FOR THE PERIOD OCTOBER 1, 1999 TO JUNE 30, 2000



                                   Common Stock          Paid in        Retained
                                Shares        Amount     Capital        Deficit        Total

Balance at October 1, 1999     6,000,583      $6,001    $1,989,868     ($1,393,920)   $601,949
Capital contributed                                         22,750                      22,750
Net loss for the period                                                    (38,156)    (38,156)
                               ---------      ------    ----------      ----------    --------
Balance at June 30, 2000       6,000,583      $6,001    $2,012,618     ($1,432,076)   $586,543
                               =========      ======    ==========      ==========    ========



PLEASE SEE THE NOTES TO THE FINANCIAL STATEMENTS.

                           SANTA MARIA RESOURCES, INC.
                  (FORMERLY PROGRAM ENTERTAINMENT GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ending June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Santa Maria Resources, Inc. (the "Company") Form 10-KSB for the year ending September 30, 1999.

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

NOTE 2- EARNINGS PER SHARE

     The Company applies SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding during the period. The Company has no other securities outstanding which are convertible into common shares.

NOTE 3- INCOME TAXES

At June 30, 2000, the Company has a federal operating tax loss carry-forward of $1,432,076 for federal income tax purposes. Utilization of the net operating loss in any taxable year during the carry-forward period may be subject to an annual limitation due to the ownership change limitations imposed by tax law. The carry-forward period expires at various dates commencing in year 2003 through 2014. It is management's policy to reserve for 100% valuation against any deferred tax asset that arises from the carry-forwards due to the unpredictability of futures profits that may be offset against deferred tax assets.

The following is a summary of deferred taxes at June 30, 2000:

                  Deferred tax asset                                   $486,880

                  Less valuation allowance                             (486,880)
                                                                       --------

                           Net tax asset                                    -0-


NOTE 4- RELATED PARTY TRANSACTIONS

During the nine-month period ending June 30, 2000, a shareholder contributed $22,750 to the Company to pay for operating expenses.

NOTE 5 - SUBSEQUENT EVENTS.

Following the end of the third quarter, the Company received notice from its shareholder who had advanced the Company money that he did not intend to renew the existing promissory note when it becomes due on September 30, 2000. Consequently, the Company will be required to make payment of said note on or before September 30, 2000. As of the date hereof, there was due and owing on this note the amount of $43,844, inclusive of accrued interest. The Company will require an immediate infusion of approximately $13,000 in order to meet the principal and accrued interest that will be due on the note by September 30, 2000. As of the date hereof, management has not been able to locate any alternate source of funds with which to pay its obligations on either the note or the mining properties as they become due. Unless such a source of funds is secured by the end of the present fiscal year, it is likely that the Company will be in default under the note and will lose its mining leases.

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

-GENERAL REPORTING DISCLOSURES

The Company is a "development stage" company and to date the Company's operations have been centered on the acquisition and maintenance of mining leases designated as the Santa Maria Mine. The Company has not yet commenced commercial mining operations. The operating costs incurred to date have been primarily for the maintenance of the leases and the accumulation of data in anticipation of mining activity. Although the Company's management has experience in mining as well as oil and gas production, there is no guarantee or assurance that this management team will be capable of duplicating any prior success or that the Company will ever achieve commercially viable mining operations. The ability to commence operations is contingent upon the Company's securing adequate funding to meet the costs of such operations. To date, management has been unable to secure any commitment for the required funding to commence mining operations and no assurance can be given that such commitments will be forthcoming in the foreseeable future.

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

The Company will need substantial immediate funds in order to meet its minimum operating expenses and commitments for its mining properties and to support its long-term mining development and marketing programs. The Company has no established bank financing arrangement and no assurance that any such bank financing arrangement will ever be established.

As indicated in the Company's financial statements "NOTE 5 - SUBSEQUENT
EVENTS" management was notified that the present outstanding note due to a shareholder will not be renewed when it becomes due and payable on September 30, 2000. At present, in addition to the amount of cash on hand, the Company will need an immediate infusion of approximately $13,000 in order to make payment of the amount due on the note. Consequently, the Company effectively has no available cash with which to pay its expenses and meet its leasehold obligations as they become due including, among other things, the routine minimum maintenance requirements for its mining properties. If it is unable to secure a source of funding therefore, the Company will lose these leases prior to the fiscal year-end. There can be no assurance that such funds will become available when needed by the Company. As mentioned, management has been unable to secure any commitments for such funding.

The Company's plans to seek out additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which, if available, will have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such financing. If the Company is not able to secure such financing arrangements in the very near future, management may lose its mining leases which would have a materially adverse impact upon the Company's future prospects in that it could result in the loss of certain, or all, of the Company's mining properties.

Further, if additional financing is not available when needed, or if such financing is not available on terms acceptable to the Company, the Company may be required to delay or terminate expenditures for certain of its programs that the Company would otherwise seek to develop and commercialize. This would also have a material adverse effect on the Company in that it could result in the loss of certain, or all, of the Company's mining properties.

In light of its inability to secure financing commitments, management has begun to consider alternative plans for development of viable business operations. However, as of the date of this report, no such alternative plans have been formulated and management can make no projection as to the future prospects of the Company.

The results of operations outlined in the discussion below are a result of normal operating costs incurred in maintaining business operations and mining leases.

I.       RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999:

ADMINISTRATIVE EXPENSES:

Total operating expenses for the nine months ending June 30, 2000 were $38,039 as compared to $21,162 for the similar period in fiscal year 1999, an increase of 80%. Most of the increase was due to higher legal and accounting costs associated with the Company's public filing requirements. For the nine-month period ending June 30, 2000, consulting costs increased $19,110, or 354% from the consulting costs incurred for the nine months ending June 30, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999:

ADMINISTRATIVE EXPENSES:

Total operating expenses for the three months ending June 30, 2000 were $15,289 as compared to $6,765 for the similar period in fiscal year 1999, an increase of 126%. As with the nine-month period, most of the increase was attributable to higher legal and accounting costs associated with the Company's filing requirements. For the three-month period ending June 30, 2000, consulting costs increased $10,555 from the consulting costs incurred for the three-months ending June 30, 1999.

II. DISCUSSION OF FINANCIAL CONDITION- LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had a working capital deficit of $13,457 as compared to a working capital of $1,949 at September 30, 1999. This resulted from the ongoing utilization of available cash on hand to meeting the maintenance requirements of the Company's mining properties without any revenues during this period. At June 30, 2000, cash on hand was $30,387 as compared to $43,186 at September 30, 1999. The slight decrease in cash balances resulted from the utilization of cash for operating expenses and capital contributed from a shareholder to pay for operating expenses during the period. Total assets, which primarily consists of the Company's mining claims asset of $600,000, decreased from $643,186 at September 30, 1999 to $630,387 at June 30, 2000.

Total current liabilities at June 30, 2000 increased to $43,844 from $41,237 at September 30, 1999. The increase of current liabilities is attributed to the accrual of interest on a shareholder's loan balance.

The Company's total shareholders' equity decreased from $601,949 at September 30, 1999 to $586,543 at June 30, 2000. This decrease is a result of a combination of the operating expenses incurred and capital contributed by a shareholder during the nine months ending June 30, 2000.

INFLATION.

During the past few years inflation worldwide has been relatively stable which, coupled with the relative strength of the economic conditions in the United States and abroad, is expected to have a beneficial effect upon the Company's planned operations. In management's opinion, these conditions are expected to continue for the foreseeable future and management does not anticipate that inflation will have an adverse impact upon its operations in the foreseeable future. However, even if inflation were to resume an upward trend, as has been the result I the past, it is likely that the price of gold and related precious metals would rise.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  None during this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

SANTA MARIA RESOURCES, INC.

BY:__/s/Hubert Stroud_________
     President