Form 10KSB
period 2000-09-30
FANTASTICON INC
filed 2000-12-29
CIK 873185

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                       Commission file number: 000-19061

                               FANTASTICON, INC.
            (Exact name of registrant as specified in its charter)

                Nevada                                 87-0403330
     (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

            17117 W. Nine Mile Rd., Ste. 1515, Southfield, MI 48075
                   (Address of principal executive offices)

                                (248) 569-3188
             (Registrant's telephone number, including area code)

                   -----------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Names of each exchange
     Title of Each Class                              on which registered
     -------------------                              -------------------
             None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, $0.01 Par Value
                         ------------------------------

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [_]        No   [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year.  $0.0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 18, 2000, the value of such stock was $2,367,162.44.

[LOGO]
DANCONA
     ATTORNEYS

SPECIAL NOTE REGARDING SUBSEQUENT EVENT

     Due to the change in control of the Company resulting from the Merger dated October 12, 2000 (described more fully below), information in this Annual Report on Form 10-KSB with respect to the Company's pre-Merger business was prepared using information and reports provided to Company's current management by the Company's former management and accountants. The Company relied on said information without independent verification and hereby assumes no responsibility for the accuracy and completeness thereof.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview.

     The Company was originally incorporated as The Movie Greats Network, Inc. on May 22, 1989 under the laws of the State of Nevada. Effective August 4, 1992, the Company changed its name to Program Entertainment Group, Inc. Effective August 5, 1997 the Company again changed its name to Santa Maria Resources, Inc. The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of September 1, 2000 by and among Santa Maria Resources, Inc. and Fantasticon.com, Inc., a Nevada corporation ("Merger Sub"), and Fantasticon.com, Inc., a Delaware corporation ("Fantasticon.com DL") Madman Backstage Productions, Inc., a Michigan corporation ("Madman"), and Impact Interactive, Inc., a Michigan corporation ("Impact"). Pursuant to the Merger Agreement, on October 2, 2000 the Company amended its articles of incorporation, thereby changing its name to Fantasticon, Inc. On October 12, 2000, pursuant to the Merger Agreement, Fantasticon.com DL, Madman and Impact merged with and into Merger Sub (the "Merger"), with Merger Sub surviving as the wholly-owned subsidiary of the Company and successor to the businesses of Fantasticon.com DL, Madman and Impact. Pursuant to the Merger Agreement, the Company effected a 1:2 reverse split of its outstanding capital stock that became effective October 12, 2000.

Description of Our Former Business.

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

     In 1995 the Company terminated all business operations and remained inactive until 1997 when certain shareholders of the Company restructured the Company as a mining company and changed its name to Santa Maria Resources, Inc. ("Santa Maria"). The primary purpose of Santa Maria was to acquire mineral properties, or the rights to explore, develop and mine and extract mineral properties, initially in the U.S. As such, Santa Maria engaged management personnel, acquired the mineral properties discussed herein and paid the incidental expenses of the Company's limited operations. The discussion below does not address the activities of the Company prior to 1997.

     From 1997 through the Merger (discussed below), management acquired mining claims and conducted preparatory activities to the commencement of mining operations on its claims. Audited financial statements for the fiscal years 1997-1999 were included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 1, 2000. No financial information is available from the Company's operations prior to the restructuring of its business operations and change of management in 1997. However, in as much as the Company was dormant for several years prior thereto, and its previous mining operations were completely different from its prior activities (network programming) management believes that such prior information is unnecessary to a proper understanding of the Company or its current operations (explained below).

     Santa Maria acquired 141 lode mining claims for mineral properties in west central Arizona. Santa Maria's properties were located in the Eureka Mining District, some of which are between the historical Sultan and Hayes mines. Santa Maria named its properties the "Santa Maria Mine." Certain claims were located between previously producing mines on Jasper Peak with gold carrying mineralization in the Jasperoid. Santa Maria conducted limited exploratory work on these claims, with more extensive work having been conducted on certain of the claims believed by its management to be the most promising. The Santa Maria Mine had expected minimum reserves of 2.75 million ounces of gold in addition to mineable quantities of other rare earths and industrial metals. This reserve amount was based on prior studies of a portion of the property, which alone had proven reserves of 655,000 ounces of gold.

     Santa Maria expected that its initial operations, consisting of mining and milling primarily for gold and silver on its Santa Maria Mine claims would begin during calendar year 2000, provided that adequate financing was secured to meet the expenses thereof. Prior to the Merger, Santa Maria never undertook any commercial mining activities.

The Merger.

     The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of September 1, 2000 by and among Santa Maria Resources, Inc. and Fantasticon.com, Inc., a Nevada corporation ("Merger Sub"), and Fantasticon.com, Inc., a Delaware corporation ("Fantasticon.com DL"), Madman Backstage Productions, Inc., a Michigan corporation ("Madman"), and Impact Interactive, Inc., a Michigan corporation ("Impact"). Pursuant to the Merger Agreement, on October 2, 2000 the Company amended its articles of incorporation, thereby changing its name to Fantasticon, Inc. On October 12, 2000, pursuant to the Merger Agreement, Fantasticon.com DL, Madman and Impact merged with and into Merger Sub (the "Merger"), with Merger Sub surviving as the wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company effected a 1:2 reverse split of its outstanding capital stock that became effective October 12, 2000.

     Pursuant to the Merger Agreement, all of Santa Maria's mining claims were assigned to third parties prior to consummation of the Merger and the Company no longer holds any assets relating to its prior mining activities.

     In addition, pursuant to the Merger Agreement, all outstanding shares of capital stock of each of Fantasticon.com DL, Madman and Impact (the "FM&I Capital Stock") were converted into an aggregate of 6.5 million shares (post 1:2 split) of common stock of the Company. The FM&I Capital Stock was then cancelled. Upon consummation of the Merger, the Company had 9,500,291 shares outstanding, and is obligated to issue up to an additional 1.5 million shares, plus warrants for up to an additional 500,000 shares, upon consummation of a private placement to be effected in connection with the Merger. The Company has held an initial closing of the private placement, which has resulted in the issuance of an aggregate of 560,365 shares of Common Stock and warrants to purchase an additional 124,626 shares.

     In connection with the Merger, the former officers and directors of the Company resigned and were replaced by appointees of the Merger Sub, Madman and Impact. Henry T. Mayers was appointed the sole director of Fantasticon, Inc., and serves as its President and Chief Executive Officer. David Rubenstein and Rebecca David have subsequently been appointed to serve as directors of the Company. The Company is currently interviewing candidates for additional officer positions.

     In connection with the Merger, effective October 17, 2000 the trading symbol for the Company's shares, as quoted through the OTC Bulletin Board, was changed to FTST.OB. Effective October 12, 2000, the Company's principal executive offices were moved to 17117 W. Nine Mile Road, Suite 1515, Southfield, MI 48075, and its telephone number changed to (248) 569-3188.

Our New Business.

     The following is a summary of the Company's current business plan. There can be no assurance that this plan will be achieved, or that the plan will not be modified by management from time to time.

    The Company serves as a holding company for, and all of its operations reside in, its wholly-owned subsidiary, Fantasticon.com, a Nevada corporation.
     The Company, through Fantasticon, Inc. is a multimedia content provider delivering a range of entertainment products to broadcast and online media. The Company's mission is to create original and unique content for a wide range of entertainment distributors. The Company produces television, film and digital media programming with a focus on interactive multimedia content. Within each of its three divisions (described immediately below), the Company develops content for its corporate, advertising and entertainment clients.

Madman Backstage Production.

     The Madman Backstage Productions division specializes in television, film and digital video production. Currently, Madman Backstage Productions is developing original television and cable programming, as well as digital "cybersodes" for the Internet.

Impact Interactive

     The Impact Interactive multimedia development division focuses on CD-ROM and web-based content for corporate clients. The Impact Interactive revenue stream comes from creating original development, and in most instances, also includes residual web site update income. Impact Interactive's ability to design and program multimedia product is expected to give the Company a solid revenue source as the base of broadband-enabled consumers grows.

Fantasticon.com

     The Fantasticon.com (or "website") division produces a special entertainment and content-rich web site. The Fantasticon.com division is dedicated to comprehensively covering the world of pop culture. Fantasticon.com appeals to a global and lucrative niche market of males between 14 and 40, a large demographic sought by a wide range of advertisers.

     Management believes Fantasticon.com is unique because its content is unique. It is the only Internet community where avid pop-culture fans receive information and entertainment that spans the entire field. Much of the content is internally created and is available exclusively to Fantasticon viewers, including current information on:

     .  Popular culture events and conventions  .  Digital interviews

     .  Feature films                           .  Original artists' gallery

     .  TV programs and electronic media        .  Original fiction stories and
                                                   comics
     .  Interactive games

     .  Book and comic-book reviews

Business Strategy

     The Company believes its greatest growth potential is offered by its website division. The Company expects to continue to generate revenues from the other divisions while the website division is ramping up. Thereafter, the Company currently projects that revenues from the Madman and Impact divisions will form a relatively smaller portion of total revenue. The website division's revenue model is similar to that of the world of broadcasting. It plans to sell advertising, marketing plans and cross promotional packages to leading companies who are looking to target its demographic audience of males between the ages of 14 and 40, a leading target audience for most major advertisers. Advertisers will have the ability to send their messages with multimedia capabilities, either as streaming media commercials or animated banner ads. The Company will also offer advertisers the opportunity to send promotional screen savers, deliver news pop-ups, sponsor specific features and events, as well as, branding and banner advertising, all through the medium of the Company's website. The Company intends to bring a whole host of cutting-edge technologies to a fun forum. For example, Java, Shockwave, Flash animation, streaming audio and video are just some of the technologies that are incorporated into its website, thereby making the site a truly interactive experience.

     Currently, management has a three step plan for building the website division's business:

     Firstly, management believes the fastest way to generate revenues is to create a website that is user-friendly, appealing to its viewers, informative and most of all, entertaining. Management believes that these factors will create a greater likelihood that members will return to its site and create higher traffic, thereby appealing to its advertisers. By using streaming media (video, audio and animation), the Company intends to broadcast ("narrowcast") film clips, news releases, music information, original content and software, as requested by each member per his/her individual request. Each presentation will be accompanied by a co-sponsored advertisement from a major retail sponsor which corresponds to the film, news release or pop culture event that is being displayed. Streaming media also will be used in the site for reciprocal advertising with other websites. With the marriage of Internet and cable TV technologies, such as Microsoft Web TV, AT&T, and other broadband systems, management believes the Company is positioned to be a significant content provider for these new high-speed delivery systems.

     Secondly, by creating exciting and dynamic content through original online fiction stories, management believes it can expand and develop a stronger revenue source. Once episodic stories are established as a recognizable benefit to the Company's members, management expects to charge members an annual fee of $25 to subscribe to these stories. The Company plans to become the leading Internet publisher of new and existing licensed fiction stories using its multimedia capabilities, and to entice larger audience traffic to view these exclusive episodic stories which will in turn should allow the Company to charge its advertisers increased rates. The Company also plans to license the more successful characters developed in its stories to other profitable and larger mediums. Sponsorship packages and product placement packages may be created and sold to advertisers.

     Lastly, management will carefully look at possible acquisitions of strategic content developers who will support overall Company development. For example, the Company may consider the acquisition of a comic book artist studio or game developer to enhance its product offering.

Current Marketing Strategy: At present the website division's marketing strategy is focused on the following items:

     Advertising sponsorships...the Company offers space for paid advertisements which feature full screen animated commercials, streaming media spots and links to other websites.

     Original interactive fiction...will be delivered in installments, causing these on-going stories to require fans to return to the Company's website for the latest chapter.

     Up-to-date information...on current movies, television programs, comics and games. Movies are usually reviewed within the first week of release. All manner of games of a fantastic nature are reviewed, including personal computer games, Nintendo 64 games, Sony PlayStation games, Sega Dreamcast, as well as card and board games.

     Streaming video...allows state-of-the-art audio/visual technology to bring exclusive interviews with relevant actors, artists and industry personalities. With the increase in broadband content needs, the Company believes this will take on major significance.

     Chat rooms, email and bulletin board services...are important features that the Company believes will develop a sense of site community, and provide reasons for people to visit regularly.

     Editorials...the Company has the industry experience and contacts necessary to provide meaningful insight on fantastic current events and topics of interest.

     Artist gallery...A community of professional and amateur artists will showcase their unique talents and abilities.

     Resource links...the Company seeks to become the ultimate resource for fans. One aspect of this will be to provide a large collection of links to other relevant websites, often exchanging links so that these sites reciprocate by advertising the Company's website.

     Product promotion...may include directories of selected retailers and distributors.

     Website creation and hosting...the Company, as needed, will create and host websites for related companies, which do not have the expertise nor desire to host their own site.

Future Marketing Strategy: In the future, the Company expects to focus on the following additional items:

     Comics On-line...Initial episodes for several on-line comics are well under way. Also, there exists a legion of comic book authors who are too small to efficiently market a product. The Company offers a marketing venue that is not otherwise available to these authors and can help them to produce on-line comics that provide viewers a unique interactive experience which take advantage of all possibilities of multimedia - animated story panels, sound effects with voice-overs, clickable images, etc.

     Store Directory On-line...Dealers and distributors can advertise their products in the Company's store directory. While the on-line store directory will be available to all, only premium members will receive special discounts funded by the dealer or distributor. Meanwhile, management believes that these discounts will incentivize visitors and "free" members to become paying premium members.

Potential Customers/Members

     The Company's primary target audience is the niche market of 60 million people under the age of 40 as many have high levels of disposable income and are consumer oriented. This niche market appeals to a wide range of advertisers looking for targeted demographics. Many advertisers will participate in co-promotions involving popular aspects of the entertainment industry.

     In addition to what has been outlined above, the Company intends to implement comprehensive website marketing programs including the following:

     Website Search Engine Registration/Advertising
     Well Written Title Pages
     Well Written Page Descriptions
     Key Word Lists/MetaTags
     List with over 600 Search Engines
     Register with Internet Directories
     Links with Industry Sites
     Traditional Media Advertising
     Purchase Web Advertising
     Click-Through Referral Sites
     Internet News Groups and Mailing Lists
     Reciprocal Links
     Outbound E-mail Branding
     Press Releases Contests
     Affiliate Marketing Programs
     Industry Specific White Papers
     Industry Trade Events

     Leverage Partnerships to Develop Commercial Accounts
     Direct Mail Campaigns
     Traditional Relationship Building Programs

Competition

     Through its website division, the Company seeks to bring all of the elements of "pop culture" into a single website. Management believes that direct competition does not yet exist. However, the competition for "pop culture" fans does exist from other amusement venues such as, movies, television, games, software, DVD, comics, music, books and their complementary websites. Fan loyalty must be captured as early as possible, and then nurtured with a large volume of quality content. Unlike the Company's website, most entertainment websites are very broadly focused and present much content outside the scope of "pop culture." Wizardworld.com, for example, is identified with comics, trading cards and games. Hollywood.com covers movies, videos, DVD, and television of all genres. Because such websites do not specialize in "pop culture" content, industry executives have expressed a need for a major website catering to such fans. It is this void in the entertainment industry that the Company seeks to fill. The market for commercial uses of the Internet are new and rapidly evolving, and competition is expected to increase significantly in these markets, as barriers to entry are relatively insubstantial. Management believes that the Company's ability to compete depends on many factors both within and beyond its control, including the following:

               . the timing and market acceptance of the Company's website business model;

               . the effectiveness of the Company's website in attracting potential customers for its services;

               . the number and types of strategic relationships the Company enters into (including e-commerce partnerships); and

               .    its marketing efforts.

     It should be expected that in the future the website division will compete with additional companies, many of which may have greater financial resources than it. Management can provide no assurance that the Company will be able to successfully compete in this market (See "Risk Factors of the Company" below).

Employees

     At the time of this report, the Company has 14 paid full-time employees. Management plans to hire additional employees as the need arises.

Risk Factors of the Company

We have limited operating history for you to evaluate.

     Fantasticon.com was formed as a Michigan limited partnership in October 1997 and became a Delaware corporation as a result of a reorganization in July 1999. Consequently, we have had limited operations and we currently have nominal assets. In addition, the Company's operations have not produced significant revenues to date. As a development stage business, we are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. There can be no assurance that we will be able to successfully generate revenues or to operate profitably.

     Our prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in the development stage, particularly companies in new and rapidly evolving markets such as online content and commerce. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, establish a user base, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, improve our website, respond to competitive developments, and attract, retain, and motivate qualified personnel.

We can provide no assurance that we will be successful in addressing these risks, and our failure to do so would have a material adverse effect on our business.

As a start-up company, our quarterly operating results may fluctuate.

     Based on the industry in which we operate and our status as a start-up company, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

               . our ability to maintain a level of traffic on our website sufficient to generate revenues for us and our advertisers and to attract new customers to our website at a steady rate and maintain customer satisfaction;

               .    our ability to operate at favorable gross margins;

               . demand for our online services by advertisers and consumers, including the number of searches performed by consumers and the rate at which they click-through to paid search listing advertisements;

               . our costs of attracting consumers to the Company's website, including costs of receiving exposure on third-party websites and advertising costs;

               . our ability to upgrade and develop our information technology systems and infrastructure;

               .    costs related to acquisitions of technologies or businesses;

               . the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

               . costs and delays in introducing new Company services and improvements to existing services;

               . the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the use of our services;

               . technical difficulties, system downtime, or Internet brownouts;

               .    government regulations related to the Internet; and

               . general economic conditions, as well as those specific to the Internet and related industries.

     As a result of our limited operating history, it is difficult to accurately forecast our revenue, and we have no meaningful historical financial data upon which to base planned operating expenses. As such, we expect to operate at a loss for the foreseeable future. Revenue and operating results are difficult to forecast because they generally depend upon the number of Internet users accessing our website, the volume of the searches conducted on our website, the amounts bid by advertisers for keyword search listings on the service and the number of advertisers that bid on the service, none of which are under our control. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall.

Anticipated future losses and negative cash flow.

     The Company has incurred losses since inception and expects to experience operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels due to additional costs and expenses related to completion of its website and operating systems, brand development, marketing and other promotional activities; the continued upgrade and expansion of its website, the systems and the Company's computer network; the expansion of product offerings and website content; and development of relationships with strategic business partners. The Company's ability to become profitable depends on the ability to sustain substantial net sales while maintaining reasonable expense levels. If the Company achieves profitability, there can be no assurance it will be able to sustain such profitability in the future.

We currently have negative working capital and limited sources of liquidity.

     We require substantial capital to pursue our operating strategy and currently have very limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing. To date, we have limited internal sources of liquidity and we expect our working capital to be provided in the short-term from the proceeds of the Company's recent private placement offering. However, such proceeds are only projected to maintain the Company's operations for the next 3 months, so the continued viability of the Company is dependent upon its ability to raise additional funds. There is, however, no assurance that the need for unanticipated expenditures will not arise and that any proceeds from additional financings will be sufficient to cover the Company's cash requirements.

     If it appears that at any time in the future that we are approaching a condition of cash deficiency, we will be required to seek additional equity or debt refinancing, curtail operations or otherwise bring cash flow into balance. We do not have any specific plans or commitments with respect thereto. Furthermore, if such action were required, there is no assurance that we would be successful at any such effort, the failure of which would have a material adverse effect on our business and financial condition. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of the Company's common stock and may be dilutive to the interests of existing stockholders. The failure to raise any needed additional funds will likely have a material adverse effect on our business.

We rely significantly upon existing management.

     The Company is largely dependent upon the personal efforts of Henry Mayers, its President and Chief Executive Officer, and the loss of Mr. Mayers could have a material adverse effect upon the Company's business and prospects. The Company does not presently have key-man life insurance upon the life of any of its officers or directors. The Company expects to employ independent consultants to provide business and marketing advice. The success of the Company will in significant part depend upon the efforts and abilities of management, including such consultants as may be engaged in the future. Additionally, as the Company implements its commercial operations, it will require the services of additional skilled personnel. There can be no assurance that the Company can attract persons with the requisite skills and training to meet its future needs or, even if such persons are available, that they can be hired on terms favorable to the Company.

All initial marketing will be done in-house.

     We currently plan to market and promote the Company's services in-house. While our Chief Executive Officer does have prior promotional and marketing experience, there can be no assurance that the Company's marketing strategies will be effectively instituted, or that these arrangements will result in sufficient revenues to produce net income.

We are currently controlled by principal stockholders, officers and directors.

     Our principal stockholders, officers and directors own approximately 32.3% of the outstanding Company common stock. This concentration of ownership may, among other things, have the effect of delaying or preventing a change in control of the Company. Accordingly, investors will have no right or power to take part in the management or control of the business of the Company, and a limited right to influence the election of its directors.

There is a relatively illiquid market for the securities of the Company and no assurance that a liquid market will ever develop.

     The Company's common stock is only thinly traded and there can be no assurance that a liquid market will ever develop. Accordingly, holders of the Company's common stock may be required to bear the economic consequences of holding such securities for an indefinite period of time.

Penny stock regulations may decrease your ability to sell the underlying common stock.

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure requirements and others may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules.

We have not paid any dividends and we do not anticipate doing so in the near future.

     We have paid no dividends on our common stock and we intend to retain future earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Consequently, investors should look to potential increases in the value of the stock, rather than dividends, to justify their investment. However, we cannot assure any investor that the value of their stock will increase.

We are in an intensely competitive industry.

     The Internet industry is highly competitive, and has few barriers to entry. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

               .    the timing and market acceptance of the our business model;

               . the effectiveness of our website in attracting potential customers;

               . the number and types of strategic relationships we enter into (including e-commerce partnerships); and

               .    our marketing efforts.

     At this time, there are relatively few other websites offering similar services as those offered by the Company. However, it should be expected that in the future we will compete with additional companies, many of which may have greater financial resources than our Company. We can provide no assurance that we will be able to successfully compete in this market.

Our industry depends on discretionary consumer spending.

     Our success depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and tax rates. There can be no assurance that consumer spending in general or spending on recreational activities in particular will not decline, thereby adversely affecting our future viability and profitability, or that our business will not be adversely affected by future downturns in the on-line entertainment industry.

There is an unproven market for our products and no formal market surveys have been conducted.

     The industry in which the Company plans to operate - as an entertainment content provider over the Internet - is new and, although promising for the long term, remains unproven. As Internet entertainment companies refine their operations over the next few years, the ability to provide the level of quality entertainment content that is expected by consumers will be a critical factor in determining the future of the industry and of the Company in particular. Further, no formal market studies have been undertaken by the Company with respect to the types of services it plans to offer, and none are currently planned. Therefore, there can be no assurance that its planned entertainment operations will achieve market acceptance (or sufficient market acceptance to make the Company's operations commercially viable) among its target consumer market. The failure to achieve market acceptance (or sufficient market acceptance to make the Company's operations profitable), would have a material adverse effect on the Company's business and financial condition and could result in the failure of the Company to achieve or sustain viable commercial operations of any kind in the future.

We rely upon an internally developed web-site, and network infrastructure and transaction-processing systems.

     The satisfactory performance, reliability and availability of the Company's website, transaction-processing systems and network infrastructure are critical to its operating results, as well as to its ability to attract and retain customers and maintain adequate customer service levels. Any system interruptions that result in the unavailability of the website or reduced performance of the transaction systems would reduce the volume of sales and the attractiveness of the Company's service offerings. This would seriously harm our business, operating results and financial condition. Management expects that it will need to periodically upgrade its system architecture to accommodate increased traffic and processing needs as the Company's business develops. Management expects this process to be time consuming and expensive without any assurance that such upgrades will be successful. The Company uses internally developed systems for our website and intends to use internal systems for substantially all aspects of transaction processing, including customer profiling and order verifications. As with any Internet based system, periodic system interruptions due to server failure are expected to occur from time to time. If the Company fails to rapidly upgrade its website and related customer service systems in order to accommodate increased traffic, it is likely that it will lose customers, which would reduce net sales and profitability. In addition, the failure to rapidly upgrade its website or expand these computer systems without system downtime would further reduce the Company's net sales. It is possible that the Company may experience difficulty in improving and maintaining its systems if employees or contractors that develop or maintain the computer systems become unavailable.

Our business is dependent on the maintenance of the Internet infrastructure.

     Our success will depend, in large part, upon the maintenance of the Internet infrastructure, as a reliable network backbone with the necessary speed, data capacity, and security. To the extent that the Internet continues to experience increased numbers of users, frequency of use, or increased requirements of users, we can provide no assurance that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and such outages and delays could adversely affect the level of traffic on our website. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. If the necessary infrastructure, standards or protocols, or complimentary products, services, or facilities are not developed, or if the Internet does not become a viable commercial medium, our business will be materially and adversely affected. Even if such infrastructures, standards or protocols, or complementary products, services, or facilities are developed, we can provide no assurance that we will not be required to incur substantial expenditures in order to adapt our solutions to such changing or emerging technologies.

There is a risk of technological obsolescence in our industry.

     The market for Internet services is characterised by rapidly changing technology, evolving industry standards, new delivery systems, changes in client needs and frequent new service and product introductions. The introduction of new technologies and industry standards may render the Company's existing services or underlying technology obsolete or unmarketable. Any failure to use new technologies effectively, to shift to new delivery systems efficiently, to develop technical expertise and new services or to enhance existing services on a timely basis, either internally or through arrangements with third parties, could have a materially adverse effect on the Company's business, financial condition and operating results. If the Company faces material delays in introducing new services, products and enhancements, customers may forego the use of the Company's services and use those of competitors. To remain competitive, the Company must continue to enhance and improve the functionality and features of its website. To develop its website and technology entails significant technical and business risks. The

Company may use new technologies ineffectively or it may fail to adapt its technology to meet customer requirements or emerging industry standards. The Company's ability to remain competitive will depend in significant part upon its ability to continually upgrade its systems and service to keep up with such technological advances and changes in a timely and cost-effective manner in response to both evolving demands of the marketplace and product/service offerings of its competitors. There can be no assurance that the Company will be successful in keeping up with technological changes on a timely and cost-effective basis or that it will have adequate financing to make necessary upgrades in its system and service in order to maintain a competitive advantage in the market place.

We may face liability for Internet content.

     As a publisher of online content, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that are published or distributed. In such case, the Company's reputation and business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online companies. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although the Company plans to carry general liability insurance, most available insurance currently does not cover claims of these types. No assurance can be given that the Company will be able to obtain insurance to cover such claims on reasonable terms or that it will be adequate to indemnify it for all liability that may be imposed. Any imposition of liability that is not covered by insurance or that is in excess of the Company's insurance coverage would decrease the Company's earnings.

Governmental regulation and legal uncertainties may affect our business.

     We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and the quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services and consequently decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse effect on our business.

Although difficult to discuss with certainty, management believes the following areas are of greatest concern:

     . Regulation - As the Internet continues to evolve, it is a virtual certainty that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services. The Telecommunications Act of 1996 and the Communications Decency Act of 1996 already prohibit some types of information and content from being transmitted over the Internet. Although the scope of these prohibitions and the liability associated with violations are currently unsettled and substantial portions of the acts have been held unconstitutional, no one can predict what effect this legislation or similar legislation will have on the Company's business.

     . General Taxation Issues - Tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made by federal, state and local lawmaking bodies and by foreign governments that could impose taxes on sales, services and other Internet activities. In October 1998, the Internet Tax Freedom Act was signed into law, placing a 3-year federal moratorium on new state and local taxes on Internet commerce. However, future laws imposing taxes or other regulations on commerce over the Internet may substantially impair the growth of e-commerce and as a result, materially adversely affect our business, financial condition and operating results.

     . Imposition of Sales or Similar Consumer Taxes. If one or more states or any foreign country successfully asserts that the Company should collect sales or other taxes on the sale of products, net sales and results of operations could be harmed. Currently, there is no obligation to collect sales or other similar taxes for physical shipments of goods into states other than Texas. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations. In addition, any new operation could subject product shipments in other states to state sales taxes under current or future laws. If the Company becomes obligated to collect sales taxes, it will need to update and modify the system that processes customer orders to calculate the appropriate sales tax for each customer order and to remit the collected sales taxes to the appropriate authorities. These upgrades will increase operating expenses. Also, customers may be discouraged from purchasing products because they have to pay sales tax, thus causing net sales to decrease.

We risk capacity constraints on our website.

     A key element of our strategy is to generate a high volume of traffic on our website. Accordingly, the satisfactory performance, reliability, and availability of our website and network infrastructure will be critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels. Our revenues will depend on the number of visitors who select customers through our website and the volume of customers that we are able to attract. We may experience periodic system interruptions from time to time. Any substantial increase in the volume of traffic on our website will require us to expand and upgrade further our technology and network infrastructure. We can give no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or timely expand and upgrade our systems and infrastructure to accommodate such increases. In addition, even if we are able to project such needs, we can give no assurance that we will have sufficient capital to adequately and timely expand or upgrade our systems and infrastructure.

The failure of our online security measures could be significant.

     The Company's relationships with its customers may be adversely affected if any security measures that are used to protect their personal information, such as credit card numbers, are ineffective. If, as a result, the Company loses many of its customers, its net sales could decrease. The Company relies on security and authentication technology that it licenses from third parties. With this technology, Company personnel can perform real-time credit card authorization and bank verification. No one can predict whether events or developments will result in a compromise or breach of such technology. Furthermore, the Company's servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. It may be necessary to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. No assurance can be given that the Company can prevent all security breaches.

The impact of significant credit card fraud could be significant.

     A failure to adequately control fraudulent credit card transactions would reduce net sales and adversely impact gross margins because the Company does not carry insurance against this risk. The Company intends to develop procedures to help detect the fraudulent use of credit card information. The Company may realize losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, the Company is liable for fraudulent credit card transactions

     The order in which the foregoing risk factors appear is not intended as an indication of relative weight or importance thereof. In addition, the foregoing list of risk factors does not purport to be a complete discussion of the risks attendant to the Company's business.

ITEM 2.  PROPERTIES

     During the fiscal year ended September 30, 2000, Santa Maria, maintained an address at the offices of two shareholders located at 5015 Sahara Ave., 125-209, Las Vegas, Nevada, 89102 and 3535 E. Pacific Coast Highway, #11, Corona del Mar, California 92625. Additionally, Santa Maria rented as its executive offices approximately 400 square feet of office space from an independent third party at 14605 N. Airport Drive, suite 308, Scottsdale, AZ 85260.

     Effective October 12, 2000, the Company's principal executive offices were moved to 17117 W. Nine Mile Road, Suite 1515, Southfield, MI 48075, and its telephone number changed to (248) 569-3188. The Company operates from leased premises under a 5 year lease which expires in 2002. The Company considers its current facilities to be adequate for its currently planned operations.

ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended September 30, 2000, the Company was not a party to legal proceedings requiring disclosure pursuant to the instructions to this item, and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Based on representations made to current management during the Merger, the Company believes that the Merger and Santa Maria's transfer of its mineral rights to third parties pursuant to the Merger Agreement was approved by stockholders holding a majority of the votes of the outstanding voting securities of Santa Maria.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are quoted on the OTC Bulletin Board. The Company's shares originally began trading on December 20, 1993 under the symbol "PREG." On August 19, 1997 the Company changed its trading symbol to "SMRR," and as of October 17, 2000, the Company's new post-Merger trading symbol is "FTST.OB."

     The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. All figures in the following table have been adjusted to reflect a 1-for-10 reverse split of the Company's Shares in November 1997, and a 1-for-2 reverse split of the Company's Shares in October 2000:

     PERIOD                                          HIGH          LOW

     Quarter ended December 31, 1998               $ 0.1563     $  0.0313
     Quarter ended March 31, 1999                  $   0.17     $  0.0313
     Quarter ended June 30, 1999                   $   0.16     $    0.10
     Quarter ended September 30, 1999              $   0.28     $  0.0313
     Quarter ended December 31, 1999               $   0.04     $  0.0313
     Quarter ended March 30, 2000                  $ 0.1875     $  0.0313
     Quarter ended June 30, 2000                   $    0.5     $    0.05
     Quarter ended September 30, 2000              $   1.65     $   0.281

     On December 18, 2000 the reported closing price for the Company's common stock was $0.437 per share; there were 133 record holders of the Company's shares.

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

Recent Sales of unregistered securities.

     Current management believes that no unregistered securities were issued by Santa Maria during the fiscal year ended September 30, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability,
(ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

     The Company is a "development stage" company. During the fiscal year ended September 30, 2000, the Company's operations centered around the acquisition and maintenance of mining leases designated as the Santa Maria Mine (see "Description of Our Former Business" above). During the fiscal year, the Company did not commence commercial mining operations on its property. The annual operating costs incurred to date were primarily for the maintenance of the leases and the accumulation of data in anticipation of mining operations.

Discussion of Financial Condition.

     As a result of the transfer of assets and repayment of outstanding liabilities effected in connection with the Merger, on a consolidated basis, as of September 30, 2000 the Company had total assets of $ 0 with total liabilities of $0 (compared with $643,186 and $41,237 respectively for September 30, 1999).

     In December 2000, the Company effected an initial closing on a private placement of Common Stock to accredited investors. In connection with the initial closing the Company issued 560,365 shares of Common Stock and Warrants to purchase an additional 124,626 shares, for an aggregate consideration of approximately $560,000. The Company expects to require significant additional funds in order to further its post-Merger business plan. At present, the Company has not identified any source for such funding. Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available only to meet its cash needs for the next three (3) months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                                    Reference:
--------------------                                                                     ---------
Independent Auditors' Reports                                                            F-1  -  F-2

Balance Sheet as of the years ended September 30, 2000, 1999, 1998 and 1997              F-3

Statement of Operations for the years ended September 30, 2000, 1999, 1998 and 1997      F-4

Statement of Changes in Stockholders' Equity from Inception (May 22, 1989) to
September 30, 2000                                                                       F-6 - F-7

Statement of Cash Flows for the years ended September 30, 2000, 1999, 1998 and 1997      F-8

Notes to Financial Statements                                                            F-8  -  F-11

BRIAN DONAHUE, C.P.A
CERTIFIED PUBLIC ACCOUNTANT
27 Beach Road, Monmouth Beach, NJ 07750
Phone/fax:  732-229-7723



                          INDEPENDENT AUDITORS REPORT


The Shareholders
Santa Maria Resources Inc.

I have audited the accompanying balance sheet of Santa Maria Resources Inc. as of September 30, 2000 and the related restated statements of income and changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Santa Maria Resources Inc. for the years ended September 30, 1999, 1998, and 1997 were audited by other auditors whose report, dated February 2, 2000, expressed an unqualified opinion on those financial statements and is included herein.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Maria Resources Inc. as of September 30, 2000 and the results of operations, changes in stockholders' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

/s/ Brian Donahue

Brian Donahue
Monmouth Beach, NJ.
December 21, 2000

HENRY SCHIFFER, CPA
An Accountancy Corporation
315 South Beverly Drive, Suite 302
Beverly Hills, CA 90212
Phone:  310.286.6830  Fax: 310.286.6840


                          INDEPENDENT AUDITORS REPORT


The Shareholders
Santa Maria Resources Inc.

I have audited the accompanying balance sheet of Santa Maria Resources Inc. (formerly Program Entertainment Group, Inc.) as of September 30, 1999, 1998, and 1997 and the related restated statements of income and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Maria Resources Inc. for the dates indicated above and the results of operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

/s/ Henry Schiffer

Henry Schiffer
Certified Public Accountant
Beverly Hills, CA
February 2, 2000

                          SANTA MARIA RESOURCES, INC.
                         (a Development Stage Company)
                                 BALANCE SHEET
                     AS OF THE YEAR ENDED SEPTEMBER 30/th/

                                                                       9/30/00         9/30/99          9/30/98           9/30/97
ASSETS
  Current assets:
     Cash                                                            $         0      $    43,186      $    41,237      $         0
                                                                     -----------      -----------      -----------      -----------

         Total Current Assets                                                  0           43,186           41,237                0

  Other asset:
     Mining claims                                                             0          600,000          600,000          600,000
                                                                     -----------      -----------      -----------      -----------

              Total Assets                                           $         0      $   643,186      $   641,237      $   600,000
                                                                     ===========      ===========      ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Payable to stockholder                                          $         0      $    41,237      $    41,237      $         0
                                                                     -----------      -----------      -----------      -----------

         Total Current Liabilities                                             0           41,237           41,237                0

  Stockholders' Equity:
     Common stock, $.001 par value; authorized
       100,000,000 shares, issued, and outstanding
       6,000,583 at September 30, 2000                                     6,001            6,001            6,001            6,001
     Additional paid in capital                                        2,012,618        1,989,868        1,961,214        1,902,546
     Retained deficit                                                 (1,218,416)      (1,218,416)      (1,218,416)      (1,218,416)
     Retained deficit during the development stage                      (800,203)        (175,504)        (148,799)         (90,131)
                                                                     -----------      -----------      -----------      -----------
            Total stockholders' equity                                         0          601,949          600,000          600,000
                                                                     -----------      -----------      -----------      -----------

              Total Liabilities & Stockholders' Equity               $         0      $   643,186      $   641,237      $   600,000
                                                                     ===========      ===========      ===========      ===========

Please see the notes to the financial statements.

                          SANTA MARIA RESOURCES, INC.
                         (a Development Stage Company)
                            STATEMENT OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30/th/

                                                              9/30/00             9/30/99             9/30/98             9/30/97
Net sales                                                   $         0         $         0         $         0         $         0
Less cost of sales                                                    0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------

Gross profit                                                          0                   0                   0                   0

Administrative expenses:
   Consulting                                                     8,847              10,788              16,255              52,459
   Geology                                                            0               1,760               9,443              10,137
   Rent                                                           4,111              14,820              14,560               8,124
   Communications                                                 3,133                 687               5,027               2,097
   Office administration                                          8,608                 599              13,383              17,314
                                                            -----------         -----------         -----------         -----------

Total administrative expenses                                    24,699              28,654              58,668              90,131

Loss from Operations                                            (24,699)            (28,654)            (58,668)            (90,131)

Other Income (expenses):
    Loss on sale of mining claim                               (600,000)                  0                   0                   0
    Interest income                                                   0               1,949                   0                   0
    Interest expense                                                  0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------

Net Loss before income tax provision                           (624,699)            (26,705)            (58,668)            (90,131)

Provision for income taxes                                            0                   0                   0                   0
                                                            -----------         -----------         -----------         -----------

Net Loss                                                    ($  624,699)        ($   26,705)        ($   58,668)        ($   90,131)
                                                            ===========         ===========         ===========         ===========

Earnings per common share:
Basic                                                       ($     0.10)        ($     0.00)        ($     0.01)        ($     0.02)

Weighted average of common shares:
Basic                                                         6,000,583           6,000,583           6,000,583           6,000,583

Please see the notes to the financial statements.

                          SANTA MARIA RESOURCES, INC.
                         (a Development Stage Company)
                            STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30/th/

                                                                         9/30/00         9/30/99          9/30/98           9/30/97
Operating Activities:
  Net Loss                                                             ($624,699)       ($ 26,705)       ($ 58,668)       ($ 90,131)
  Adjustments to reconcile net income items
    not requiring the use of cash:
     Loss on sale of mining claim                                        600,000                0                0                0
     Stock issued for services                                                 0                0                0           29,757
                                                                      ----------       ----------       ----------       ----------
Net cash used by operations                                              (24,699)         (26,705)         (58,668)         (60,374)

Financing Activities:
     Payable to stockholder                                              (41,237)               0           41,237                0
     Issuance of common stock                                                  0                0                0           60,374
     Contributed capital by stockholder                                   22,750           28,654           58,668                0
                                                                      ----------       ----------       ----------       ----------
Net cash provided by financing activities                                (18,487)          28,654           99,905           60,374
                                                                      ----------       ----------       ----------       ----------

Net increase (decrease) in cash during the period                        (43,186)           1,949           41,237                0

Cash balance at beginning of period                                       43,186           41,237                0                0
                                                                      ----------       ----------       ----------       ----------

Cash balance at end of period                                         $        0       $   43,186       $   41,237       $        0
                                                                      ==========       ==========       ==========       ==========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year                             $        0       $        0       $        0       $        0
     Income taxes paid during the fiscal year                         $        0       $        0       $        0       $        0

Please see the notes to the financial statements.

                          SANTA MARIA RESOURCES, INC.
                         (a Development Stage Company)
                  STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
              FROM INCEPTION (MAY 22, 1989 TO SEPTEMBER 30, 2000

                                                  Common         Common        Paid in       Unearned       Retained
                                                  Shares         Amount        Capital     Compensation     Deficit        Total
                                               -----------    -----------    -----------   ------------   -----------   -----------
Inception                                                0    $         0    $         0                  $         0   $         0

Shares issued for Axiom                          4,470,000          5,000         16,000                     (376,000)     (355,000)

Issuance of common stock                        12,700,000         12,000      1,153,000       (63,000)                   1,102,000

Amortization of unearned compensation                                                            4,000                        4,000

Net income for the fiscal year 1990                                                                           955,000       955,000
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1990                       17,170,000         17,000      1,169,000       (59,000)       579,000     1,706,000

Amortization of unearned compensation                                                           14,000                       14,000

Net income for the fiscal year 1991                                                                         1,094,000     1,094,000
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1991                       17,170,000         17,000      1,169,000       (45,000)     1,673,000     2,814,000

Issuance of common stock                           150,000            335         32,081                                     32,416

Amortization of unearned compensation                                                           14,000                       14,000

Net income for the fiscal year 1992                                                                           452,000       452,000
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1992                       17,320,000         17,335      1,201,081       (31,000)     2,125,000     3,312,416

Amortization of unearned compensation                                                           31,000                       31,000

Net loss for the fiscal year 1993                                                                          (3,147,767)   (3,147,767)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1993                       17,320,000         17,335      1,201,081             0     (1,022,767)      195,649

Net loss for the fiscal year 1994                                                                             (63,388)      (63,388)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1994                       17,320,000         17,335      1,201,081             0     (1,086,155)      132,261

Net loss for the 18 mos. ended 9/30/95                                                                       (132,261)     (132,261)
                                               -----------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1995                   17,320,000         17,335      1,201,081             0     (1,218,416)            0

Net loss for the fiscal year 1996                                                                                   0             0
                                               -----------    -----------    -----------   -----------    -----------   -----------

                                              ------------    -----------    -----------   -----------    -----------   -----------
Balance at September 30, 1996                   17,320,000         17,335      1,201,081             0     (1,218,416)            0

1 for 10 reverse stock split                   (15,616,982)       (15,632)        15,632                                          0

Stock issued for mining claim                    3,000,000          3,000        597,000                                    600,000

Issuance of common stock                         1,000,000          1,000         59,374                                     60,374

Stock issued for services                          297,565            298         29,459                                     29,757

Net loss for the fiscal year 1997                                                                             (90,131)      (90,131)
                                              ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1997                    6,000,583          6,001      1,902,546             0     (1,308,547)      600,000

Capital contributed by stockholder                                                58,668                                     58,668

Net loss for the fiscal year 1998                                                                             (58,668)      (58,668)
                                              ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1998                    6,000,583          6,001      1,961,214             0     (1,367,215)      600,000

Capital contributed by stockholder                                                28,654                                     28,654

Net loss for the fiscal year 1999                                                                             (26,705)      (26,705)
                                              ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1999                    6,000,583          6,001      1,989,868             0     (1,393,920)      601,949

Capital contributed by stockholder                                                22,750                                     22,750

Net loss for the fiscal year 2000                                                                            (624,699)     (624,699)
                                              ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 2000                 $  6,000,583    $     6,001    $ 2,012,618   $         0    ($2,018,619)  $         0
                                              ============    ===========    ===========   ===========    ===========   ===========

Please see the notes to the financial statements.

                          Santa Maria Resources Inc.
                         (a Development Stage Company)
                       Notes to the Financial Statements

Note 1- Summary of Significant Accounting Policies

Description of Business- Santa Maria Resources Inc. (the "Company"), is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources Inc. The Company ceased business operations and became inactive in 1994 and wrote of all of its assets. In 1997, the Company recommenced operations and acquired certain mining claims in the State of Arizona.

Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Income taxes- The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. A valuation account is established when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Reclassifications- Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

Recent Pronouncements- In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivative assets and liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for the Company in the year June 30, 2001. Management believes that the adoption of SFAS No. 133 will not have a material impact on the financial position of the Company or its results of operations and changes in cash flows.

Development Stage Company- the Company has had no revenues since 1994 and its activities have been limited to a developmental nature. The Company has therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

Note 2- Mining Claim

In 1997, the Company purchased 141 contiguous mining claims covering approximately 2,960 acres in Yavapai County, Arizona for 3 million shares of stock. This asset was assigned to another company in October 2000 prior to the merger of the Company discussed in Note 7.

Note 3- Net Earnings Per Share

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the fiscal year. The Company has no other financial instruments convertible into common stock outstanding at September 30, 2000

Note 4- Commitments and Contingencies

The Company is not committed to any non-cancelable operating leases at September 30, 2000.

Note 5- Income Taxes

Provision for income taxes is comprised of the following for the years ended September 30th:

                                     2000              1999

Current tax expense
  Federal                         $       0           $       0
  State                                   0                   0
                                  ---------           ---------
                                  $       0           $       0
                                  =========           =========

Deferred tax benefit
  Federal                         $       0           $       0
  State                                   0                   0
                                  ---------           ---------
                                  $       0           $       0
                                  =========           =========

Deferred tax assets
   Loss carry-forwards            $ 686,331           $ 491,558
  Valuation allowance              (686,331)           (491,558
                                  ---------           ---------
                                  $       0           $       0)
                                  =========           =========

The federal statutory rate of 34% was used to compute deferred tax assets. At September 30, 2000, the Company has a loss carry forward of $2,018,619 for federal income tax purposes expiring in the years 2003 through 2015. Utilization of the net operating loss in any taxable year during the carry forward period may be subject to an annual limitation due to ownership change limitations imposed by the tax laws.

Note 5: Litigation

The Company has no legal proceedings against it nor is aware of any pending, threatened or contemplated, or unsatisfied judgements against it.

Note 7- Subsequent Event

On October 12, 2000, the Company merged with Fantasticon.com, Inc., a Delaware corporation, whereby all of the outstanding shares of Fantasticon.com Inc. were acquired in exchange for 6.5 million shares (post reverse 1:2 split) of common shares of the Company. Fantasticon.com Inc. became a wholly owned subsidiary of the Company.

Prior to the merger, the Company changed its name to Fantasticon Inc. Pursuant to the merger, the Company effected a 1:2 reverse split of its common stock resulting in 3,000,291 common shares being issued and outstanding at a par value of $.002. Pursuant to the merger, the Company then issued 6.5 million shares of common stock resulting in 9,500,291 common shares being issued and outstanding at the consummation of the merger.

All of the Company's mining claims were assigned to U.S. Metals and Minerals Inc., an Arizona corporation, prior to consummation of the merger and the Company no longer holds any assets relating to its prior mining activities.

In connection with the merger, the officers and directors of the Company resigned and were replaced by appointees of the merging wholly owned subsidiary.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following identification of officers and directors, including biographies, first sets forth the Company's present officers and directors and then sets forth the names of officers and directors during fiscal year 2000 of Santa Maria, predecessor to the Company:

FANTASTICON, INC.:

           Name         Age  Position Held

Henry T. Mayers          44  President, CEO, Secretary, Treasurer and Director
Rebecca David            47  Director
David Rubenstein         45  Director

                        ---
 SANTA MARIA:

       Name             Age  Position Held

Hubert Stroud            60  President, CEO and Director
Carl W. O'Baugh          66  Vice President and Director
Ekkehard "Hardy" Sieck   57  Secretary, Chief Financial Officer and Director
Larry Dietz              45  Chief Operations Officer and Director

     Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

             BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS

     Henry T. Mayers: President, CEO, Secretary, Treasurer and Director; age 44. Mr. Mayers has been in the TV film and video production industry for 10 years. He has won national awards, including two Emmys, for creativity and development. Mayers has a BFA in film development from New York University Film School. Henry is a visionary in the business of multimedia. He launched a video and laser disc retail business in 1983, Hi-Tek Video, which was several years before VCRs and CD players became everyday household appliances. Moving into film and television production, he opened Madman Productions in 1989. His company has created commercials for local and national advertisers, and has produced music videos and TV specials with such stars as Aerosmith, Alice Cooper, Freddie Jackson, Glen Campbell, Vanessa Williams and M.C. Hammer. In October 1997, Henry and Arvell Jones, started Fantasticon.com.

     Rebecca David: Director; age 47. Ms. David was appointed to the Board of Directors of the Company effective December 7, 2000. She is currently Chief Executive Officer and Director of University Bank, Ann Arbor, Michigan. Prior to joining University Bank, Ms. David worked in various positions for Franklin Bank, Southfield, Michigan most recently serving as President from January 1999 to July 2000.

     David Rubenstein: Director; age 45. Mr. Rubenstein was appointed to the Board of Directors of the Company effective December 7, 2000. Mr. Rubenstein was formerly a partner in Mark Buchanan Pelle Pelle, a designer clothes manufacturer and marketer. Mr. Rubenstein is a graduate of Wayne State University.

(b)  Identification of significant employees.

     Arvell M. Jones: Creative/Art Director; age 47, earned his BFA in Arts and Graphics at Wayne State University, along with an Associates Science degree from Wayne County Community College. He went on to become a renowned creator, designer and illustrator of comic books for DC and Marvel. While there, he produced layouts, covers, posters, lunch boxes, trading cards and other merchandise spin-offs. Jones' creative talent was behind some of the world's best-known super heroes, such as Superman, Batman, Iron Man, Wonder Woman and Captain America. From 1981 to 1990, he served as Assistant Art Director for WKBD Fox Channel 50. He was responsible for advertising, computer animation and set design, along with the graphics for news, outdoors and vehicles. From 1990 to 1995, in addition to working with Henry Mayers, Arvell co-founded Alternative Design, Inc., a graphic design firm which used the latest computer technology to produce ads and promotional products for such clients as Holiday Inn, Capitol Records, Federal Reserve Bank, Ameritech, House of Seagram, Campbell Ewald and Chevrolet.

(c)  Family relationships.

     There are no family relationships among the officers or directors.

(d)  Involvement in certain legal proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange (or market quotation system) on which the Company's securities are registered. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

     Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2000, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     During the fiscal year, none of Santa Maria's officers or directors devoted their full time to the affairs of Santa Maria and none received any compensation for their services. Each of Santa Maria's officers received their shares of the Company's common stock in consideration of their agreement to serve without compensation until Santa Maria achieved commercial operations and generated revenues or was able to otherwise secure adequate funding in order to pay such salaries.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the security ownership of executive officers, directors and certain beneficial owners of more than five percent (5%) of issuer's voting securities. Unless otherwise stated, the Company believes the shares indicated were held directly. The address for Mr. Mayers is c/o Fantasticon, Inc., 17117 West Nine Mile, Suite 1515, Southfield, MI 48075.

Name and address                                   Amount of    Percentage
of beneficial owner           Title of Class       ownership    of Class(1)
---------------------------------------------------------------------------

Henry T. Mayers                   Common          1,500,000(2)         14.9%

Michael C. Lee                    Common            950,000(3)          9.4%
14 Woodbridge Road
Hingham, MA 02043

Richard Kraniak                   Common          1,250,000(4)         12.4%
3260 Wellington Court
West Bloomfield Hills, MI 48324


David Rubenstein                  Common             50,000(5)            *
30320 LaBrea Court
Franklin, MI 48025

Rebecca David                       --                   --              --
6630 Stillwell
West Bloomfield, MI 48322

---------------------------------------------------------------------------
Officer & Directors as a     Common               1,550,000(2)(5)      15.4%
group (3) persons
---------------------------------------------------------------------------

*Less than 1%.

(1) Based upon a total of 10,060,657 shares of common stock issued and outstanding as of the date of this Report.

(2) Includes 150,000 shares held by Mr. Mayers in trust for his minor son. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as
     Exhibit 10.1.

(3) Comprises 500,000 shares held by a corporation which Mr. Lee controls in conjunction with Mr. Kraniak, 150,000 shares held in a partnership Mr. Lee controls and 300,000 shares held in trust for Mr. Lee's children. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as
     Exhibit 10.1.

(4) Includes 300,000 shares held by a limited liability company Mr. Kraniak controls and 500,000 shares held by a corporation which Mr. Kraniak controls in conjunction with Mr. Lee. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as Exhibit 10.1.

(5) All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as Exhibit 10.1.

(c)  Changes in Control.

     With the exception of the terms of the Earn Out Agreement referred to above and attached hereto as Exhibit 10.1, the Company believes that no arrangements exist that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 30, 1998 Robert Sturges loaned $41,237 to Santa Maria for a period of 24 months, at 6% simple interest from date of loan. These moneys were deposited in an interest bearing account that totaled $43,185.45 as of September 30, 1999. These funds remained available for use by Santa Maria in meeting its annual expenses in connection with its maintenance of Santa Maria's mining claims. Mr. Sturges had deferred repayment of this loan until such time as the Santa Maria commenced commercial operations. In connection with the Merger, this loan was repaid to Mr. Sturges.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     The exhibits required by Item 601 of Regulation S-B are listed in the
     Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

     On October 26, 2000, the Company filed a Current Report on Form 8-K detailing the consummation of the Merger. In said Current Report, the Company filed the Merger Agreement and a joint press release of Fantasticon.com, Inc. and Santa Maria Resources, Inc. On December 27, 2000 the Company filed an amendment on Form 8-K/A to said Current Report so as to include financial statements in connection with the Merger.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FANTASTICON, INC.


                                           /s/ Henry Mayers
                                           ----------------
                                           Henry Mayers
                                           President and Chief Executive Officer

Dated: December 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Title                          Date
---------                -----                          ----

/s/ Henry Mayers         Chief Executive Officer,       December 29, 2000
----------------
Henry Mayers             President and Director

/s/ Rebecca David        Director                       December 29, 2000
-----------------
Rebecca David

________________         Director                       December ___, 2000
David Rubenstein

                                 EXHIBIT INDEX

                                                                                               Page
                                                                                               ----
2.1      Agreement and Plan of Merger dated as of September 1, 2000 by and between Santa Maria Resources, Inc., Fantasticon.com, Inc. (Nevada),
         and Fantasticon.Com, Inc. (Delaware), Madman Backstage Productions, Inc.,
         and Impact Interactive, Inc., previously filed as Exhibit 10.1 to Company's current report on Form 8-K dated October 12, 2000 and incorporated herein by reference.

3.1(a)   Articles of Incorporation of the Company filed as of May 22, 1989.                      24

3.1(b)   Certificate of Amendment to Articles of Incorporation of the Company
         filed as of August 4, 1992.                                                             30

3.1(c)   Certificate of Amendment to Articles of Incorporation of the Company
          filed as of August 5, 1997.                                                            32

3.1(d)   Certificate of Amendment to Articles of Incorporation of the Company
         filed as of October 8, 1997.                                                            34

3.1(e)   Certificate of Amendment to Articles of Incorporation of the Company
         filed as of October 2, 2000.                                                            37

3.2      Amended & Restated Bylaws of the Company dated as of December 12, 1997.                 38

10.1     Earn Out Agreement dated as of November 17, 2000 by and between
         Fantasticon, Inc., the persons and entities indicated on the signature pages
         thereof and Michael C. Lee.                                                             47

21.1     Subsidiaries of the Registrant.                                                         53

27.1     Financial Data Schedule                                                                 54