Form 10QSB
period 2000-12-31
FANTASTICON INC
filed 2001-02-14
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

     Commission File Number 000-19061

                               FANTASTICON, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                  87-0403330
               ------                                  ----------
   (State or other jurisdiction of              (IRS Employer ID Number)
    incorporation or organization)

                        17117 W. Nine Mile, Suite 1515
                             Southfield, MI 48075
                             --------------------
                   (Address of principal executive offices)

                                (248) 569-3188
                                --------------
             (Registrant's telephone number, including area code)

                          Santa Maria Resources, Inc.
                       5015 Sahara Avenue, Suite 125-209
                              Las Vegas, NV 76022
                              -------------------
                           (Former name and address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [_]      NO [X]

As of February 14, 2001, the Registrant had 10,560,657 shares of Common Stock par value $0.01 outstanding.

================================================================================

                               FANTASTICON, INC.
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION
-------------------------------

 Item 1. Financial Statements
         Consolidated Balance Sheets as of
         December 31, 2000 (unaudited) and September 30, 2000 (unaudited)... 3

         Consolidated Statements of Operations
         For the Three Months Ended December 31,
         2000 and 1999 (unaudited).......................................... 4

         Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 2000 (unaudited)................... 5

         Notes to Consolidated Financial Statements (unaudited)............. 6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 10

PART II -- OTHER INFORMATION
----------------------------

 Item 2. Changes in Securities.............................................. 13

 Item 6. Exhibits and Reports on Form 8-K................................... 13

SIGNATURE................................................................... 14
---------

                        PART I - FINANCIAL INFORMATION

                              Fantasticon, Inc.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                   December 31,     September 30,
                                                                                       2000             2000

                                                                                   (unaudited)       (unaudited)
                                                                                  -------------------------------
                                        Assets
Current Assets
   Cash                                                                           $    104,071       $        129
   Accounts receivable - Trade                                                          38,537             56,000
   Deferred income taxes                                                                    -               5,700
                                                                                  ------------       ------------

           Total current assets                                                        142,608             61,829

Equipment and Software - Net of accumulated depreciation of $182,062
       and $172,837 as of December 31, 2000 and September 30, 2000                      93,635             95,786

Other Assets
   Accounts receivable - Officers                                                       89,878             89,426
   Other assets                                                                          7,982             13,484
                                                                                  ------------       ------------

           Total assets                                                           $    334,103       $    260,525
                                                                                  ============       ============
                    Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Notes payable - Current portion                                                $    164,718       $    333,768
   Capital lease obligations - Current portion                                          17,562             27,449
   Accounts payable                                                                    147,292            150,520
   Accrued liabilities                                                                 146,568            198,308
   Income taxes payable                                                                 41,000             41,000
                                                                                  ------------       ------------

           Total current liabilities                                                   517,140            751,045

Notes Payable - Net of current portion                                                  14,702             16,268

Capital Lease Obligations  - Net of current portion                                      7,909             14,322

Stockholders' Equity (Deficit)
   Common stock                                                                         20,173              1,103
   Additional paid-in capital                                                          765,606            218,531
   Accumulated deficit                                                                (991,427)          (740,744)
                                                                                  ------------       ------------
           Net deficit in equity                                                      (205,648)          (521,110)
                                                                                  ------------       ------------

           Total liabilities and net deficit in equity                            $    334,103       $    260,525
                                                                                  ============       ============

See Notes to Financial Statements.

                               Fantasticon, Inc.
                     Consolidated Statements of Operations
             For the Three Months Ended December 31, 2000 and 1999
                                  (Unaudited)


                                                     For the three months ended
                                                     December 31,   December 31,
                                                         2000           1999
                                                     (unaudited)    (unaudited)
                                                     ---------------------------
Net Revenue                                          $    7,510     $   40,398

Cost of Revenue                                         123,733         45,400
                                                     ----------     ----------
Gross Profit (Deficit)                                 (116,223)        (5,002)

Selling, General and Administrative Expenses            115,253          9,761
                                                     ----------     ----------
Operating Income (Loss)                                (231,476)       (14,763)

Other Expenses

  Interest expense                                       19,650         10,527
  Other (income) expense                                 (6,143)            -
                                                     ----------     ----------
    Total other expenses                                 13,507         10,527
                                                     ----------      ---------
Income (Loss) - Before income taxes                    (244,982)       (25,290)

Income Taxes                                              5,700          3,575
                                                                    ----------
Net Income (Loss)                                    $ (250,682)    $  (28,865)
                                                     ==========     ==========
Basic and Diluted Loss Per Share                     $    (0.03)    $    (0.00)
                                                     ==========     ==========
Weighted Average Shares Outstanding                   9,156,541      6,500,000
                                                     ==========     ==========

See Notes to Financial Statements

                               Fantasticon, Inc.
                     Consolidated Statements of Cash Flow
                 For the Three Months Ended December 31, 2000
                                  (Unaudited)


                                                                 For the three
                                                                 months ended
                                                               December 31, 2000
                                                                  (unaudited)
                                                               -----------------
Cash Flows from Operating Activities:
   Net loss                                                            $(250,682)
   Adjustments to reconcile net loss to net
       cash from operating activities:
           Depreciation and amortization                                   9,225
           Stock compensation                                             11,250
           Deferred tax expense                                            5,700
           Decrease (increase) in assets:
             Accounts receivable - Trade                                  17,463
             Other assets                                                  5,502
           Increase (decrease) in liabilities:
             Accounts payable                                             (3,228)
             Accrued liabilities                                         (51,740)
                                                                       ---------

               Net cash provided by (used in) operating activities      (256,511)

Cash Flows from Investing Activities:
   Purchase of equipment and software                                     (7,074)
   Advances to officers                                                     (452)
                                                                       ---------
               Net cash used in investing activities                      (7,526)

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                                 2,241
   Payments on notes payable                                             (97,857)
   Payments on capital lease obligations                                 (16,300)
   Net proceeds from issuance of common stock                            479,895
                                                                       ---------
               Net cash provided by (used in) financing activities       367,979
                                                                       ---------
Net Increase in Cash                                                     103,942

Cash - Beginning of period                                                   129
                                                                       ---------
Cash - End of period                                                   $ 104,071
                                                                       =========

Supplemental Cash Flow Information - Cash paid for:
   Interest                                                               $8,851

See Notes to Financial Statements.

                               Fantasticon, Inc.
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999


Note 1 - Merger

        On October 12, 2000, Fantasticon, Inc., a Nevada corporation (formerly Santa Maria Resources, Inc. ("Santa Maria")) (the "Registrant" or the "Company"), consummated a merger pursuant to an Agreement and Plan of
        Merger (the "Merger Agreement") dated              as                of
        September 1, 2000 by and among Santa Maria and Fantasticon.com, Inc., a Nevada corporation ("Merger Sub"), and Fantasticon.com, Inc., a Delaware corporation ("Fantasticon.com"), Madman Backstage Productions, Inc., a Michigan corporation ("Madman Backstage Productions"), and Impact Interactive, Inc., a Michigan corporation ("Impact Interactive"). (Fantasticon.com, Madman Backstage Productions and Impact Interactive are collectively referred to as "FantastiCon.com and Affiliates."). Pursuant to the Merger Agreement, Fantasticon.com, Madman Backstage Productions and Impact Interactive merged with and into Merger Sub (the "Merger"), with Merger Sub surviving as the wholly-owned subsidiary of Santa Maria. Pursuant to the Merger Agreement, Santa Maria changed its name to Fantasticon, Inc., and effected a 1:2 reverse split of its outstanding capital stock that became effective October 18, 2000. As a condition to closing the merger, Santa Maria divested itself of the mining claims it owned in exchange for being relieved of all liabilities and debt associated with those properties.

        The merger between the Company and FantastiCon.com and Affiliates has been accounted for as a reverse acquisition of the Company by FantastiCon.com and Affiliates, which was deemed the accounting acquirer. As a result, equity has been restated to reflect the number of shares of common stock issued and outstanding after the merger and the retained deficit as the retained deficit of FantastiCon.com and Affiliates. In addition, the statement of operations presented for the three months ended December 31, 2000 and 1999 and the balance sheet presented as of September 30, 2000 represent the results of operations and financial position only of FantastiCon.com and Affiliates. The historical business of Santa Maria was discontinued prior to the merger.

        Financial information for Santa Maria only is as follows: For the three months ended December 31, 1999, Santa Maria had no revenues and a net loss of $9,940. As of September 30, 2000, Santa Maria had no assets or no liabilities.

                               Fantasticon, Inc.
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999

Note 2 - Nature of Business

        Fantasticon.com is a multi-media content developer and online entertainment company that operates an Internet-based entertainment community at www.fantasticon.com. The web site offers content about science fiction, horror, and action and adventure movies, television, animation, comic books, and video games. FantastiCon`s operations are located in Southfield, Michigan.

        Madman Backstage Productions specializes in television, film, and digital video production. Currently, Madman Backstage Productions is developing original television and cable programming, as well as digital "cybersodes" for the Internet.

        Impact Interactive focuses on CD-ROM and web-based content for corporate clients. Impact Interactive provides original web site development and web site update services.

Note 3 - Summary of Significant Accounting Policies

        (a) Basis of Presentation and Interim Financial Information - The accompanying combined financial statements present the financial position and results of operations and cash flows for FantastiCon, Madman Backstage Productions, and Impact Interactive (collectively, "FantastiCon.com and Affiliates"). All inter-company transactions have been eliminated in consolidation.

             The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited combined financial statements of Fantasticon.com and Affiliates included in the Company's Form 8-K/A filed on December 27, 2000 for the year ended December 31, 1999. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein. See
             Note 1 regarding the accounting for the merger and the financial statements presented herein.

             The statement of cash flows for the three months ended December 31, 1999 has not been presented as the information is not currently available.

        (b) Significant Accounting Policies - A description of FantastiCon.com and Affiliates' and Santa Maria's significant accounting policies can be found in the FantastiCon.com and Affiliates' combined financial statements and the related notes thereto included in the Company's Form 8-K/A filed December 27, 2000 and in the footnotes to the Company's annual consolidated financial statements for the year ended September 30, 2000 included in its Annual Report filed on Form 10-KSB. The accompanying consolidated financial statements should be

                               Fantasticon, Inc.
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999

             read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

        (c) Loss Per Share - Basic and diluted earnings per share for the three months ended December 31, 2000 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended December 31, 1999 are based on the number of shares received in the merger by the stockholders of FantastiCon.com and Affiliates'. At December 31, 2000 and 1999, there were no dilutive securities outstanding.

        (d) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Common Stock and Private Placement Offering

        On December 5, 2000, the Company completed a private placement offering, begun in July 2000 by FantastiCon.com and Affiliates, which resulted in the issuance of units in FantastiCon.com that, upon consummation of the merger, were exchangeable for units in the Company at a price of $4.50 per unit. Each unit consisted of four and one half shares of common stock of the Company and one warrant exercisable for one share of common stock of the Company for a one year period at $2.50 per share. The offering resulted in the issuance of 586,120 shares of common stock of the Company and warrants to purchase an additional 130,251 shares.
        Total net proceeds of the offering were $570,620, net of approximately $15,500 of legal and other offering expenses. The Company received net cash proceeds of $470,620 in December 2000 as the Company had received an advance of $25,000 related to the private placement prior to September 30, 2000 and a $75,000 outstanding note payable was converted into shares of common stock issued under the private placement.

        Upon consummation of the merger and private placement, the Company has 10,060,657 shares of common stock outstanding and warrants to purchase an additional 130,251 shares.

        On December 28, 2000, the Company's board of directors approved the issuance of a total of 350,000 shares of common stock to various third party consultants to the Company and a total of 150,000 shares of common stock to the three members of

                               Fantasticon, Inc.
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999

        the Company's board of directors effective January 2, 2001. These shares were issued in exchange for the provision of future services by the consultants and board of directors. The Company will record compensation expense over the respective future service periods based on the fair market value of the Company's common stock on January 2, 2001.

Note 5 - Liquidity and Management's Plan of Operation

        As of December 31, 2000, the Company had a cash balance of approximately $104,000, representing the remaining proceeds of the Company's private placement (described in Note 4). The Company and FantastiCon.com and Affiliates have incurred substantial losses from operations since inception. The Company currently has no long-term financing arrangements

        The Company is placing its emphasis firstly on procuring web site development business. This results in projects offering short-term turnaround generating reliable and quick collection of receivables. Recently, contracts are being obtained on an accelerating basis. The second emphasis is to procure video production contracts. These also offer reliable and quick revenue generation.

        The Company currently estimates that, without additional revenue from projects completed to date, its available cash resources will only be sufficient to fund the Company's operations for the next few months. The Company is currently seeking additional financing to bolster its cash position, and its inability to raise such financing in the near term would have a significantly adverse effect on the Company's ability to continue to operate. While the Company is currently in discussions with potential sources of funding, there can be no assurance that such financing will be available to the Company on satisfactory terms, if at all. Any such financing may need to be made at a significant discount to current market prices and may produce substantial dilution to existing investors.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

Note on "Forward-Looking" Statements
------------------------------------

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others, (i) expected changes in the Company's revenues and profitability,
(ii) prospective business opportunities and (iii) the Company's strategy for redirecting and financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into necessary operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards and internet protocols, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and
(vii) the Company's ability to raise additional capital. In particular, in order to successfully continue operations the Company will need to raise additional short-term financing. There can be no assurance that such financing will be available to the Company on satisfactory terms, if at all. Any such financing may be required to be made at a significant discount to current market prices and may produce substantial dilution to existing investors. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included under Item 1 of this Form 10-QSB. In addition, reference should be made to the Financial Statements and Notes thereto and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 and the combined Financial Statements and Footnotes of Fantasticon.com, Inc., Madman Backstage Productions, Inc., and Impact Interactive, Inc. ("Fantasticon.com and Affiliates"), included in the Company's Form 8-K/A filed December 27, 2000.

     Overview
     --------

     Prior to its October 2000 merger with Fantasticon.com and Affiliates, the Company's operations centered around the acquisition and maintenance of certain mining leases. However, the Company never commenced commercial mining operations on its property. The Company has a limited history of operations and no history of profitability.

     In September 2000, the Company announced that it had entered into a merger agreement with Fantasticon, Inc. and Affiliates, which merger was consummated on October 12, 2000. Subsequent to the Merger, the Company serves as a holding company for, and all of its operations reside in, its wholly-owned subsidiary, Fantasticon, Inc., a Nevada corporation. The Company, through Fantasticon.com, Inc., is a multimedia content provider, delivering a range of entertainment products to broadcast and online media. The Company's mission is to create original and unique content for a wide range of entertainment distributors. The Company produces television, film and digital media programming with a focus on interactive multimedia content. Within each of its three divisions (Fantasticon.com, Madman and Impact Interactive), the Company develops content for its corporate, advertising and entertainment clients.

     Results of Operations
     ---------------------

     The merger between the Company and Fantasticon.com and Affiliates has been accounted for as a reverse acquisition of the Company by Fantasticon.com and Affiliates, which was deemed the accounting acquirer. As a result, equity has been restated to reflect the number of shares of common stock issued and outstanding after the merger and the retained deficit as the retained deficit of Fantasticon.com and Affiliates. In addition, the statement of operations presented for the three months ended December 31, 2000 represents the results of operations and financial position only of Fantasticon.com and Affiliates. The historical business of Santa Maria was discontinued prior to the merger.

     Financial information for Santa Maria only is as follows: for the three months ended December 31, 1999, Santa Maria had no revenues and a net loss of $9,940. As of September 30, 2000, Santa Maria had no assets and no liabilities.

    Due to efforts to consummate the merger and private placement offering, the Company's net revenues for the three months ending in December 2000 declined from $40,398 to $7,510. This resulted in a net loss of $250,682 or $.03 per share for the three months ending in December 2000 versus a net loss of $28,865 or $.00 per share for the comparable period in 1999.

     Total Operating Expenses, consisting of Cost of Revenue and Selling, General and Administrative Expenses, were $238,986 for the three months ending in December 31, 2000, versus $55,161 for the three months ending in December 31, 1999. The increase in expense was in part due to professional fees necessary to consummate the merger and private placement transactions, as well as additional internal and outside direct labor costs for the web site development of Fantasticon.com.

     Liquidity and Capital Resources
     --------------------------------

     The Company and Fantasticon.com and Affiliates have incurred substantial losses from operations since inception. The Company currently has no long-term financing arrangements. As of December 31, 2000, the Company had a cash balance of approximately $104,000, representing the remaining proceeds of the Company's private placement (described in Part II, Item 2, below).

     Without revenue from projects completed to date and/or additional funding, the Company's available cash resources are not sufficient to fund the Company's existing and future operations. The Company is currently seeking additional financing to bolster its cash position, and its inability to raise such financing in the near term would have a significantly adverse effect on the Company's ability to continue to operate. While the Company is currently in discussions with potential sources of funding, there can be no assurance that such financing will be available to the Company on satisfactory terms, if at all. Any such financing may need to be made at a significant discount to current market prices, and it may produce substantial dilution to existing investors.

In an effort to produce short-term revenues, the Company is placing its primary emphasis on procuring web site development business. The Company believes that this strategy offers the greatest potential for generating reliable and collectable revenue over the near-term. Additionally, the Company's secondary short-term emphasis is to procure video production contracts, which it also believes offer the opportunity for reliable near-term revenues. Meanwhile, the Company is emphasizing the immediate collection of existing receivables.

                          PART II. OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES

     Effective December 5, 2000, the Company issued aggregate of 586,120 shares of its common stock, par value $0.01 per share ("Common Stock"), and warrants to purchase an additional 130,251 shares of Common stock, pursuant to a private placement to accredited investors. Each warrant is exercisable for one share of Common Stock at any time until December 5, 2001 at an exercise price of $2.50 per share. The total offering price for such securities was $586,120. The issuance of these shares was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits :  None

     (b)  Reports on Form 8-K

     On October 26, 2000, the Company filed a Current Report on Form 8-K detailing the consummation of the Merger. In said Current Report, the Company filed the Merger Agreement and a joint press release of Fantasticon.com, Inc. and Santa Maria Resources, Inc. The Company filed amendments to the Current Report on Form 8-K/A on December 27, 2000 and January 18, 2001 to include historical and pro forma financial statements in connection with the Merger.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FANTASTICON, INC.



     Date:  February 14, 2001      By:   /s/  Henry T. Mayers
                                         -------------------------
                                         Henry T. Mayers
                                         Chief Executive Officer