Form 10QSB
period 2001-03-31
FANTASTICON INC
filed 2001-06-20
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ACT OF 1934

For the Six Months Ended March 31, 2001

                         Commission File Number: 0-19061



                                FANTASTICON, INC.
                     (formerly SANTA MARIA RESOURCES, INC.)
                 (Name Of Small Business Issuer In Its Charter)



                 Nevada                                           87-0403330
(State Or Other Jurisdiction Of Incorporation             (IRS Employer Ident. No.)
           or Organization)

17117 West Nine Mile RD., Suite 1515, Southfield, MI               48075
    (Address Of Principal Executive Offices)                    (Zip Code)

   Issuer's Telephone Number: (248) 569-3188


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of June 12, 2001, there were outstanding 10,560,567 shares of Common Stock.

                                      INDEX



Part I.  Financial information

 Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of September 30, 2000 and
                  March 31, 2001                                                       3

                 Consolidated Statement of Operations for the six
                  months ended March 31, 2001 and 2000                                 4

                 Consolidated Statement of cash flows for the six months
                  ended March 31, 2001 and 2000                                        5

                 Consolidated Statement of Changes in shareholders' Equity
                   For the Six Months ended March 31, 2001                             6

                 Notes to consolidated condensed financial statements                  7

  Item 2.  Management's discussion and analysis of financial
            Condition                                                                 11

Part II.  Other information

Signatures                                                                            14

                                Fantasticon, Inc.
                           Consolidated Balance Sheet
                              As of March 31, 2001
                                   (Unaudited)


                                                                                  Unaudited    Unaudited
ASSETS                                                                             3/31/01      9/30/00
                                                                                  -----------  -----------
  Current assets:
     Cash                                                                                 $0         $129
     Accounts receivable                                                               7,913       56,000
     Deferred income taxes                                                                 0        5,700
                                                                                  -----------  -----------
         Total Current Assets                                                          7,913       61,829
  Property and equipment (net of accumulated depreciation)                            23,718       95,786
  Shareholder advance                                                                 74,840       89,426
  Other assets                                                                         7,982       13,484
                                                                                  -----------  -----------
Total Assets                                                                        $114,453     $260,525
                                                                                  ===========  ===========
LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                                               $146,292     $150,520
     Accrued expenses                                                                161,144      198,308
     Income taxes payable                                                             41,000       41,000
     Bank overdraft                                                                   16,538            0
     Capital leases payable (current portion)                                         17,562       27,449
     Notes payable (current portion)                                                 164,718      333,768
                                                                                  -----------  -----------
         Total Current Liabilities                                                   547,254      751,045
    Long term debt:
      Capital leases payable                                                           7,909       14,322
      Notes payable                                                                   14,702       16,268
  Shareholders' Equity:
     Common stock                                                                    $21,121      $18,949
     Additional paid in capital                                                      770,427      200,685
     Accumulated deficit                                                          (1,246,960)    (740,744)
                                                                                  -----------  -----------
            Total shareholders' deficit                                            (455,412)     (521,110)
                                                                                  -----------  -----------
Total Liabilities & Shareholders' Deficit                                           $114,453     $260,525
                                                                                  ===========  ===========



Please see the accompanying notes to the financial statements.

                                Fantasticon, Inc.
                      Consolidated Statement of Operations
               For the Six and Three Month Period Ended March 31st
                                   (Unaudited)




                                                      Six Months        Six Months         Three Months    Three months
                                                       3/31/01           3/31/00            3/31/01          3/31/00
                                                   -----------------  ---------------    --------------   ---------------
Revenues                                                    $7,510          $50,682                 $0          $10,284
Less cost of revenues                                     (123,733)         (61,186)                 0          (15,786)
                                                   -----------------  ---------------    --------------   ---------------
Gross profit deficit                                      (116,223)         (61,186)                 0          (15,786)
Operating expenses:
    General and administrative expenses                   (370,786)         (42,527)          (255,533)         (32,766)
                                                   -----------------  ---------------    --------------   ---------------
Net loss from operations                                  (487,009)        (103,713)          (255,533)         (48,552)
Other income (expense):
    Interest income                                          6,143                0                  0                0
    Interest expense                                       (19,650)         (22,214)                 0          (11,687)
                                                   -----------------  ---------------    --------------   ---------------
Net loss before tax provision                             (500,516)        (125,927)          (255,533)         (60,239)
Income tax provision                                        (5,700)               0                  0            3,575
                                                   -----------------  ---------------    --------------   ---------------
Net loss                                                 ($506,216)       ($125,927)         ($255,533)        ($56,664)
                                                   =================  ===============    ==============   ===============
Net loss per share:
Basic and diluted
    Net loss from operations                                ($0.05)          ($0.05)            ($0.02)          ($0.05)
Weighted average of common shares:
Basic and diluted                                       10,151,001       12,001,166         10,633,972       12,132,574








Please see the accompanying notes to the financial statements.

                                Fantasticon, Inc.
                      Consolidated Statement of Cash Flows
                  For the Six Month Period Ended March 31, 2001
                                   (Unaudited)


                                                                                                         3/31/01
Operating Activities:
  Net loss                                                                                             ($506,216)
  Adjustments to reconcile net loss to net cash used by operations:
       Depreciation & amortization                                                                        18,000
       Impairment charge                                                                                  65,336
       Compensation expense                                                                               16,071
       Deferred income taxes expense                                                                       5,700
Changes in other operating assets and liabilities:
     Accounts receivable                                                                                  48,087
     Other assets                                                                                          5,502
     Accounts payable and accrued expenses                                                               (41,392)
                                                                                                    -------------
Net cash used by operations                                                                             (388,912)
Investing Activities:
     Bank overdrafts                                                                                      16,538
     Purchase sale of property and equipment                                                             (11,268)
                                                                                                    -------------
Net cash used by investing activities                                                                      5,270
Financing Activities:
     Issuance of common stock                                                                            480,843
     Advances to shareholder                                                                              14,586
     Payment of capital leases                                                                           (16,300)
     Payment of debt                                                                                     (95,616)
                                                                                                    -------------
Net cash provided by financing activities                                                                383,514
                                                                                                    -------------
Net increase (decrease) in cash during the period                                                           (129)
Cash balance at beginning of the period                                                                      129
                                                                                                    -------------
Cash balance at end of the period                                                                             $0
                                                                                                    =============
Supplemental disclosures of cash flow information:
     Interest paid during the period                                                                     $19,650
     Income taxes paid during the period                                                                      $0





Please see the accompanying notes to the financial statements.

                                Fantasticon, Inc.
            Consolidated Statement of Changes in shareholders' Equity
                  For the Six Month Period Ended March 31, 2001
                                   (Unaudited)





                                            Common         Common           Paid in           Accumulated
                                            Shares         Amount           Capital            Deficit           Total

Balance at September 30, 2000               9,474,537        $18,949           $200,685         ($740,744)       ($521,110)

Issuance of common stock                      586,120          1,172            554,671                            555,843

Issuance of stock for compensation            500,000          1,000             15,071                             16,071

Net loss during the period                                                                       (506,216)        (506,216)
                                         -------------   ------------   ----------------   ----------------  --------------
Balance at March 31, 2001                  10,560,657        $21,121           $770,427       ($1,246,960)       ($455,412)
                                         =============   ============   ================   ================  ==============











Please see the accompanying notes to the financial statements.

                                Fantasticon, Inc.
                        Notes to the Financial Statements
                                   (Unaudited)


Note 1- Organization and Summary of Significant Accounting Policies

Description of Business- Fantasticon Inc. (the "Company"), formerly Santa Maria Resources Inc., was formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 again changed its name to Santa Maria Resources Inc. In September 2000, the Company changed its name to Fantasticon Inc. and acquired all of the issued and outstanding stock of Fantasticon.com, Inc.

The Company, through its wholly owned subsidiary, is a multi-media developer and online entertainment company that operates an Internet-based entertainment community at www.Fantasticon.Com. The web site offers content about science fiction, television, action adventure movies, comic books, and video games. Its operations are located in Southfield, Michigan.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ending March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of the Company filed on Form 10-KSB.

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

Note 3- Purchase of Fantasticon.Com, Inc.

In September 2000, the Company acquired all of the outstanding common stock of Fantasticon. Com Inc. for 6,474,245 shares of common stock. The acquisition was accounted for using the pooling of interest method. Accordingly, the accompanying consolidated financial statements include the accounts of the Company and its the wholly owned subsidiary as if the transaction occurred at the beginning of the earliest fiscal year presented in the consolidated financial statements. Selected financial data for the acquiring and the acquired company for the six months ended March 31, 2001 and March 31, 2000 are as follows.


                                    Six Months          Six Months
                                     3/31/01             3/31/00
                                 -----------------   -----------------
       Fantasticon, Inc.
         Net loss                        ($9,940)           ($12,350)
         Total Assets                          $0            $621,593

       Fantasticon.Com, Inc.
         Net loss                      ($496,276)          ($113,577)
         Total Assets                    $114,453               n/a


Fantasticon, Inc. had no assets or liabilities at the closing of the purchase in September 2000.

Note 4- Reverse Stock Split

In October 2000, the company effected a 1:2 reverse split of its outstanding common stock. The par value per share became $.002. The balance sheet presented at September 30, 2000, the statement of changes in shareholders' equity, and the statement of operations for the periods presented prior to the reverse split have been retroactively restated for outstanding shares and per share amounts for the effect of the reverse split.

Note 5- Loss Per Share

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the period. Diluted loss per share includes the effects of common stock equivalents resulting from the possible conversion of outstanding convertible instruments into common stock during the period. During the period, the Company has outstanding warrants that are convertible into 130,251 shares of common stock at $2.50 per share, however, the effects of these warrants have been excluded from the calculation of fully diluted loss per share since their inclusion would be anti-dilutive.

Note 6- Impairment Loss

During the quarter, the Company used all available cash on deposit to fund its operations. In March 2001, the Company terminated all existing employees and its office lease. Operations to maintain the Company's operating capacity are currently performed by outside consultants and funded by the majority shareholder. The Company's operations are currently conducted from the residence of the majority shareholder.

As a result, the Company has recognized an impairment charge to property and equipment of $65,336 at March 31, 2001, which has been included in general and administrative costs in the statement of operations for the six-months ended March 31, 2001.

Note 7- Income Taxes

      Provision for income taxes is comprised of the following for the year ended March 31, 2001 And March 31, 2000:

                                                                                          3/31/01         3/31/00

      Net loss before provision for income taxes                                          ($500,516)      ($125,927)
                                                                                        =============   =============
      Current tax expense:
      Federal                                                                                     $0              $0
      State                                                                                        0               0
                                                                                        -------------   -------------
      Total                                                                                       $0              $0
      Less deferred tax benefit:
      Federal loss carry-forward                                                           (160,883)        (27,941)
      State loss tax carry-forward                                                          (45,046)        (11,333)
      Allowance for recoverability                                                           205,930          39,275
                                                                                        -------------   -------------
      Provision for income taxes                                                                  $0              $0
                                                                                        =============   =============


      A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:


      Statutory U.S. federal rate                                                                34%             34%
      Statutory state and local income tax                                                        9%              9%
      Other                                                                                       0%              0%
      Less allowance for tax recoverability                                                     -43%            -43%
                                                                                        -------------   -------------
      Effective rate                                                                              0%              0%
                                                                                        =============   =============
      Deferred income taxes are comprised of the following:
      Federal loss carry-forward                                                            $160,883         $27,941
      State loss tax carry-forward                                                            45,046          11,333
      Allowance for recoverability                                                         (205,930)        (39,275)
                                                                                        -------------   -------------
      Deferred tax benefit                                                                        $0              $0
                                                                                        =============   =============


Management's Discussion and Analysis of Financial Condition

General Statement: Factors That May Affect Future Results.

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

o    Inability of the company to secure additional financing;

o    Unexpected economic changes in the United States;

o The imposition of new restrictions or regulations by government agencies that affect the Company's operations.

-General Reporting Disclosures

The Company continues to be in an early stage of its development and has not yet commenced commercial mining operations. The operating costs incurred to date have been primarily for the development of the Company's business plan, raising of capital and development of its initial product offerings in anticipation of commercial operations. Although the Company's management has experience in its proposed business segment, there is no guarantee or assurance that this management team will be capable of duplicating any prior success or that the Company will ever achieve commercially viable operations. The ability to commence operations is contingent upon the Company's securing adequate funding to meet the costs of such operations.

The Company expects to incur normal operating expenses during the next year. The amount of net losses and the time required for the Company to reach profitability, if at all, are uncertain at this time. The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented, governmental regulatory responses to the Company's plans as well as the state of the economy as it relates to the Company's proposed business area. There can be no assurance that the Company will ever generate significant revenue or achieve profitability at all or on any substantial basis.

The Company will need substantial funds to support its long-term product development and marketing programs. The Company has no established bank financing arrangement and no assurance that any such bank financing arrangement will ever be established. There can be no assurance that the

Company's current available funds will be adequate to meet its ongoing needs absent substantial additional funding.

Presently the Company has no funds available to meet current and planned operating requirements and management plans to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, licensees or others, and from other sources, which may, if successful, have the effect of diluting the holdings of existing shareholders. The Company has no current arrangements with respect to, or sources of, such additional financing.

No assurance can be given that additional financing will be available or that such financing will be available on terms acceptable to the Company. If adequate funds are not available, the Company will be required to delay or terminate expenditures for certain of its products that the Company would otherwise seek to develop and commercialize. This would have a material adverse effect on the Company.

Results of Operations (rounded to nearest hundredth).

During the period, the Company raised approximately $470,000 in cash pursuant to an offering of the Company's common stock resulting in the issuance of 586,120 shares. The funds raised were used in sustaining the Company's operations through March 31, 2001. In March 2001, the Company ran out of operating funds and was impelled to terminate its existing employees and to abandon its office space. Operations are currently conducted from the residence of the majority shareholder and founder of the subsidiary company, Fantasticon. Com, Inc. The following is a detail of expenses for the six-month period ended March 31, 2001.


            Salaries                      $153,100
            Payroll taxes                   11,800
            Rent                            10,300
            Promotion                       14,200
            Postage                          1,200
            Bank fees                          300
            Consulting                      50,600
            Transfer agent                   3,800
            Supplies                        11,600
            Licenses                           900
            Insurance                        4,200
            Telephone                       18,800
            Travel                           6,700
            Depreciation                    18,000
            Impairment charge               65,300
                                       ------------
            Total                         $370,800
                                       ============

For the six months ending March 31, 2000, the Company had revenues of $7,500. After deducting the cost of revenues, which includes purchases of entertainment rights and information, and the general and administrative costs detailed above, the Company had a net loss from operations of $487,000. After deducting the interest expense associated with the capital leases and notes payable, the Company had a net loss for the six-month period of $506,200 or $0.05 per share.

Liquidity and Capital Resources

The Company currently has no funds available. The Company owes approximately $25,500 in capital leases for computer equipment acquired. The Company's computer equipment, which management estimates at a net realizable value of $27,000 at March 31, 2000, secures the capital leases. The capital leases come due over the next three fiscal years. Unsecured notes payable of $179,400 at 11% interest due various individuals matures in fiscal 2002.

The Company has incurred substantial losses from operations since inception. The Company currently has no long-term financing arrangements and no cash at March 31, 2001. Although, the Company maintains its efforts to market its product through the efforts of the majority shareholder, without significant revenue from projects completed to date and projects to be completed, the Company's resources are not sufficient to sustain its operations and plans.

The Company is currently seeking to additional financing to rebuild its capital position and to restart on-going operations, its inability to raise such financing in the near term would have a significant adverse effect on the company's ability to operate as a going concern. There is no assurance that any financing would be forthcoming at the date of this report and in the event that such financing would be forthcoming, it is likely that such financing would be made available at significant interest cost to the Company or significant potential dilution to existing shareholders.

Currently, the majority shareholder and founder of Fantasticon.Com Inc, the subsidiary, is attempting to focus the Company's energies into development of the Company's web site business and to procure video production contracts. The success of the majority shareholder in these efforts cannot be assured.



Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  None during this period.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June  19, 2001


FANTASTICON, INC.


BY: /s/Henry T. Mayers
    ------------------------
    Chief Executive Officer
                                                                          14