Form 10QSB
period 2001-06-30
FANTASTICON INC
filed 2001-08-28
CIK 873185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

FOR THE NINE MONTHS ENDED JUNE 30, 2001

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

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of September 30, 2000 and
                  June 30, 2001                                                 3

                 Consolidated Statement of Operations for the nine
                  months ended June 30, 2001 and 2000                           4

                 Consolidated Statement of cash flows for the nine months
                  ended June 30, 2001 and 2000                                  5

                 Consolidated Statement of Changes in shareholders' Equity
                   For the Nine Months ended June 30, 2001                      6

                 Notes to consolidated condensed financial statements           7

  Item 2.  Management's discussion and analysis of financial
            Condition                                                          11

PART II.  OTHER INFORMATION

Signatures                                                                     12

                                FANTASTICON, INC.
                           CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2001
                                   (UNAUDITED)

                                                             Unaudited        Unaudited
                                                              3/31/01          9/30/00
                                                             ----------       --------
ASSETS
  Current assets:
     Cash                                                    $         0      $     129
     Accounts receivable                                           7,913         56,000
     Deferred income taxes                                             0          5,700
                                                             -----------      ---------
         Total Current Assets                                      7,913         61,829

  Property and equipment (net of accumulated depreciation)        23,718         95,786
  Shareholder advance                                             74,840         89,426
  Other assets                                                     7,982         13,484
                                                             -----------      ---------
Total Assets                                                 $   114,453      $ 260,525
                                                             ===========      =========
LIABILITIES & SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                        $   146,292      $ 150,520
     Accrued expenses                                            161,144        198,308
     Income taxes payable                                         41,000         41,000
     Bank overdraft                                               16,538              0
     Capital leases payable (current portion)                     17,562         27,449
     Notes payable (current portion)                             164,718        333,768
                                                             -----------      ---------
         Total Current Liabilities                               547,254        751,045

    Long term debt:
      Capital leases payable                                       7,909         14,322
      Notes payable                                               14,702         16,268

  Shareholders' Equity:
     Common stock                                            $    21,121      $  18,949
     Additional paid in capital                                  770,427        200,685
     Accumulated deficit                                      (1,246,960)      (740,744)
                                                             -----------      ---------
            Total shareholders' deficit                         (455,412)      (521,110)
                                                             -----------      ---------
Total Liabilities & Shareholders' Deficit                    $   114,453      $ 260,525
                                                             ===========      =========





PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                FANTASTICON, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE NINE AND THREE MONTH PERIOD ENDED JUNE 30TH
                                   (UNAUDITED)



                                                        Nine Months       Nine Months      Three Months       Three months
                                                          6/30/01           6/30/00           6/30/01           6/30/00
                                                        ----------         ---------       ----------          ---------
Revenues                                                $    7,510         $       0       $        0           $       0

Less cost of revenues                                     (123,733)                0                0                   0
                                                         ----------        ---------       ----------           ---------
Gross profit deficit                                      (116,223)                0                0                   0

Operating expenses:
    General and administrative expenses                   (372,883)         (38,039)          (2,097)            (15,289)
                                                         ----------        ---------       ----------           ---------
Net loss from operations                                  (489,106)         (38,039)          (2,097)            (15,289)

Other income (expense):
    Interest income                                           6,135            1,740              (8)                 580
    Interest expense                                       (19,650)          (1,857)                0                 619
                                                         ----------        ---------       ----------           ---------
Net loss before tax provision                             (502,621)         (38,156)          (2,105)            (14,090)

Income tax provision                                              0                0                0                   0
                                                         ----------        ---------       ----------           ---------
Net loss                                                 ($502,621)        ($38,156)         ($2,105)           ($14,090)
                                                         ==========        =========       ==========           =========
Net loss per share:
Basic and diluted                                           ($0.05)          ($0.05)          ($0.00)             ($0.05)

Weighted average of common shares:
Basic and diluted                                        10,635,657        3,000,292       10,635,657           3,000,292



PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                FANTASTICON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTH PERIOD ENDED JUNE 30TH
                                   (UNAUDITED)


                                                                            Nine Months        Nine Months
                                                                              6/30/01            6/30/00
                                                                           ---------            --------
Operating Activities:
Net loss                                                                   ($502,621)            ($38,156)
Adjustments to reconcile net loss to net cash used by operations:
     Depreciation & amortization                                               18,000                   0
     Impairment charge                                                         62,939                   0
     Compensation expense                                                      16,071                   0
     Deferred income taxes expense                                              5,700                   0

Changes in other operating assets and liabilities:
     Accounts receivable                                                       56,000                   0
     Other assets                                                              13,484                   0
     Income taxes payable                                                     (41,000)                  0
     Accounts payable and accrued expenses                                    (14,647)              2,607
                                                                            ---------             --------
Net cash used by operations                                                  (386,074)            (35,549)

Investing Activities:
     Purchase sale of property and equipment                                   14,847                   0
                                                                            ---------            --------
Net cash used by investing activities                                          14,847                   0

Financing Activities:
     Issuance of common stock                                                 555,843                   0
     Capital contributed by shareholder                                             0              22,750
     Advances (to) from shareholder                                            28,087                   0
     Payment of capital leases                                                (41,771)                  0
     Payment of debt                                                         (170,616)                  0
                                                                            ---------            --------
Net cash provided by financing activities                                     371,543              22,750
                                                                            ---------            --------
Net increase (decrease) in cash during the period                                 316             (12,799)

Cash balance at beginning of the period                                           129              43,186
                                                                            ---------            --------
Cash balance at end of the period                                           $     445             $30,387
                                                                            =========            ========
Supplemental disclosures of cash flow information:
     Interest paid during the period                                        $  19,650             $     0
     Income taxes paid during the period                                    $       0             $     0


PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                FANTASTICON, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTH PERIOD ENDED JUNE 30, 2001
                                   (UNAUDITED)


                                            COMMON         COMMON           PAID IN           ACCUMULATED
                                            SHARES         AMOUNT           CAPITAL            DEFICIT           TOTAL
Balance at October 1, 2000                  9,474,537        $18,949           $200,685         ($740,744)      ($521,110)
Issuance of common stock                      586,120          1,172            554,671                           555,843
Issuance of stock for compensation            500,000          1,000             15,071                            16,071
Net loss during the period                                                                       (502,621)       (502,621)
                                           ----------        -------           --------       -----------       ---------
Balance at June 30, 2001                   10,560,657        $21,121           $770,427       ($1,243,365)      ($451,817)
                                           ==========        =======           ========       ===========       =========







PLEASE SEE THE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                       FANTASTICON, INC.
                           NOTES TO THE FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business- Fantasticon Inc. (the "Company"), formerly Santa Maria Resources Inc., was formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources Inc. In September 2000, the Company changed its name to Fantasticon Inc. and acquired all of the issued and outstanding stock of Fantasticon.com, Inc., a publicly held company.

The Company, through its wholly owned subsidiary, is a multi-media developer and online entertainment company that operates an Internet-based entertainment community at www.Fantasticon.Com. The web site offers content about science fiction, television, action adventure movies, comic books, and video games. Its operations are located in Southfield, Michigan.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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


NOTE 2- MERGER

In October 2000, pursuant to an agreement signed in September 2000, the Company merged with Fantasticon.Com, Inc., a Delaware corporation. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger.

The merger has been accounted for as a reverse acquisition of the Company by Fantasticon.Com, Inc., which was deemed the accounting acquirer. Accordingly, equity has been restated to reflect the number of shares outstanding after the merger and the retained deficit as the retained deficit of Fantasticon.Com, Inc. In addition, the statement of operations presented for the nine and three months ended June 30, 2001 and June 30, 2000 and the balance sheet presented at September 30, 2000 represents the results of operations and financial position of Fantasticon.Com, Inc. only. The historical business of Santa Maria was discontinued prior to the merger.


NOTE 3- LOSS PER SHARE

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

NOTE 4- IMPAIRMENT LOSS

During the nine months ended June 30, 2001, as result of the cessation of the majority of the Company's business activity, management decided to take an impairment charge for all existing fixed assets as it cannot be reasonably assured that the Company will benefit from the future cash flows generated from business operations through the use of theses assets.

As a result, the Company has recognized an impairment charge to property and equipment of $62,939 at June 30, 2001, which are included in general and administrative costs in the statement of operations.

NOTE 5- INCOME TAXES

Provision for income taxes is comprised of the following for the year ended June 30, 2001 and June 30, 2000:


                                                                                  6/30/01            6/30/00
Net loss before provision for income taxes                                        ($502,621)          ($38,156)
                                                                                  =========           ========
Current tax expense:
Federal                                                                            $      0            $     0
State                                                                                     0                  0
                                                                                  ---------           --------
Total                                                                              $      0            $     0

Less deferred tax benefit:

Federal loss carry-forward                                                         (206,866)           (11,073)
Allowance for recoverability                                                        206,866             11,073
                                                                                  ---------           --------
Provision for income taxes                                                         $      0            $     0
                                                                                  =========           ========
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate                                                             34%                34%
Statutory state and local income tax                                                     9%                 9%
Other                                                                                    0%                 0%
Less allowance for tax recoverability                                                  -43%               -43%
                                                                                  ---------           --------
Effective rate                                                                           0%                 0%
                                                                                  =========           ========
Deferred income taxes are comprised of the following:
Tax loss carry-forward                                                             $206,866            $11,073
Allowance for recoverability                                                       (206,866)           (11,073)
                                                                                  ---------           --------
Deferred tax benefit                                                               $      0            $     0
                                                                                  =========           ========


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

GENERAL REPORTING DISCLOSURES

The Company has never been able to establish commercial operations. Currently the Company has no funds with which to establish any commercial operations and as of the date of this Report management has no prospects for securing such funding. The ability to commence operations is contingent upon the Company's securing adequate funding to meet the costs of such operations and, as of this date, with no prospects for such funding present, it appears extremely unlikely that commercial operations will ever be established.

Further, apart from funding considerations, the likelihood of the Company's success must be considered in light of the normal problems, expenses, difficulties, and delays frequently encountered in connection with a new business, including, but not limited to uncertainty as to development and the time required for the Company's plans to be fully implemented as well as the state of the economy as it relates to the Company's proposed business area. Even if necessary funding were to be available, there can be no assurance that the Company will ever generate significant revenue or achieve profitability at all or on any substantial basis.

RESULTS OF OPERATIONS (ROUNDED TO NEAREST HUNDREDTH)

During the nine-month period, the Company raised approximately $556,000 in cash pursuant to an offering of the Company's common stock resulting in the issuance of 586,120 shares. The funds raised were used to sustain the Company's operations. In March 2001, the Company ran out of operating funds and was impelled to terminate its existing employees and to abandon its office space. Operations are currently conducted from the residence of the majority shareholder and founder of the subsidiary company, Fantasticon. Com, Inc. The following is a detail of general and administrative expenses for the nine-month period ended June 30, 2001.

                            Salaries & benefits            $232,335
                            Consultants                      27,752
                            Promotion                         3,521
                            Telephone                        10,795
                            Rent                              5,435
                            Administration                    9,344
                            Travel                            2,762
                            Depreciation                     18,000
                            Impairment charge                62,939
                                                           --------
                            Total                          $372,883
                                                           ========

For the nine months ending June 30, 2001, the Company had revenues of $7,510. After deducting the cost of revenues, which includes purchases of entertainment rights and information, and the general and administrative costs detailed above, the Company had a net loss from operations of $489,106. After deducting the interest expense associated with the capital leases and notes payable, the Company had a net loss for the nine-month period of $502,621 or $0.05 per share.

The Company had no business activity for the third quarter. During the quarter, the president and majority shareholder paid $13,500 towards a receivable owed to the Company from a prior advance. The funds received were used to pay outstanding payables.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no funds available. The Company owed approximately $25,500 in capital leases for computer equipment acquired. The capital leases are currently in default and the computer equipment has been repossessed. Unsecured notes payable of $179,420 at 11% interest due various individuals originally matured in fiscal 2002.

The Company has incurred substantial losses from operations since inception. The company currently has no long-term financing arrangements and no cash at June 30, 2001. Although, the Company maintains its efforts to market its product through the efforts of the majority shareholder, without significant revenue from projects completed to date and projects to be completed, the company's resources are not sufficient to sustain its operations and plans.

Although the Company is currently seeking additional financing to rebuild its capital position and to restart on-going operations, as of the date hereof the prospects of finding such funding appear unlikely. Its inability to raise such financing in the near term would have a significant adverse effect on the Company's ability to operate as a going concern. Even if such financing would be forthcoming, it is likely that such financing would be made available at significant interest cost to the Company and/or significant dilution to existing investors.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  None during this period.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 27, 2001



FANTASTICON, INC.



BY: /s/ Henry T. Mayers
    -----------------------------
    Chief Executive Officer