Form 10KSB40
period 2001-09-30
USCORP
filed 2002-02-04
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

                                       OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                        Commission File Number: 000-19061

                                     USCORP
                          (Formerly FANTASTICON, INC.)
             (Exact name of registrant as specified in its charter)

                Nevada                                 87-0403330
     (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

               4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 (Address of
                    principal executive offices)

                                 (702) 933-4034
              (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 31, 2001, the value of such stock was $337,938.14.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent Developments.

Except as set forth herein or otherwise in this Form 10-KSB, information presented here is as of September 30, 2001.

On January 14, 2002 at a Special meeting of the Shareholders of the Company the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively "FM&I") into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I was rescinded and unwound in its entirety by majority vote of the Shareholders of the Company. The Shareholders determined that the terms and conditions of said merger and said Earn Out Agreement had not been met by the parties. It was the consensus of the Shareholders that the then current officers and directors of the Company had abandoned the Company and its business as evidenced by the fact that they have been evicted from the corporate offices and the corporate telephone numbers had been disconnected; they have abandoned their corporate responsibilities and failed to prepare and file corporate diligence documents with state, federal and securities regulatory agencies; and they have failed to perform their fiduciary duties and responsibilities.

It was the consensus of the Shareholders that the business of the Company is financially unviable. The Shareholders agreed it was therefore incumbent upon them to take the actions necessary to preserve the legal status of the Company, the trading status of the common stock of the Company and to locate a viable business for the Company to pursue. 6,025,000 of the shares issued and held in escrow under the Merger Agreement and Earn Out Agreement were canceled and returned to the treasury stock of the Company by vote of a majority of the Shareholders of the then issued and outstanding stock of the Company and resolution of the Board of Directors.

     In connection with the rescission of the Merger, Fantasticon changed its name to USCorp, pursuant to the Articles of Amendment to the Articles of Incorporation of the Company filed on January 23, 2002 with the Secretary of State of the State of Nevada. Effective from January 15, 2002, the Company's temporary executive offices are located at 4535 W. Sahara Ave. Suite 204 Las Vegas NV 89102, and its telephone number is (760) 933-4034.

     Also in connection with the rescission of the Merger, by majority vote of the Shareholders the former officers and directors of the Registrant have been replaced and Interim Officers and Board members have been elected. Larry Dietz has been elected a director and President, Spencer Eubank has been elected a director and Secretary-Treasurer, and Carl W. O'Baugh has been elected Vice President and a director of USCorp. Mr. Dietz and Mr. O'Baugh are former officers and directors of a predecessor of the Company.

The Company has entered into a non-binding letter of intent to acquire a mining exploration and development company currently holding leases to mining claims in Arizona. This acquisition has not been consummated as of the date of this report.

     The Company was originally incorporated as The Movie Greats Network, Inc. on May 22, 1989 under the laws of the State of Nevada. Effective August 4, 1992, the Company changed its name to Program Entertainment Group, Inc. Effective August 5, 1997 the Company again changed its name to Santa Maria Resources, Inc. The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of September 1, 2000 by and among Santa Maria Resources, Inc. and Fantasticon.com, Inc., a Nevada Company ("Merger Sub"), and Fantasticon.com, Inc., a Delaware Company ("Fantasticon.com DL") Madman Backstage Productions, Inc., a Michigan Company ("Madman"), and Impact Interactive, Inc., a Michigan Company ("Impact"). Pursuant to the Merger Agreement, on October 2, 2000 the Company amended its articles of incorporation, thereby changing its name to Fantasticon, Inc. On October 12, 2000, pursuant to the Merger Agreement, Fantasticon.com DL, Madman and Impact merged with and into Merger Sub (the "Merger"), with Merger Sub surviving as the wholly-owned subsidiary of the Company and successor to the businesses of Fantasticon.com DL, Madman and Impact. Pursuant to the Merger Agreement, the Company effected a 1:2 reverse split of its outstanding capital stock that became effective October 12, 2000.

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

ITEM 2.  DESCRIPTION OF PROPERTY


     Effective October 12, 2000, the Company's principal executive offices were moved to 17117 W. Nine Mile Road, Suite 1515, Southfield, MI 48075, and its telephone number changed to (248) 569-3188. The Company operated from leased premises. Effective January 14, 2002, the Company's principle executive offices were moved temporarily to 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number changed to (702) 933-4034.


ITEM 3.  LEGAL PROCEEDINGS

     During the fiscal year ended September 30, 2001, the Company was not a party to legal proceedings requiring disclosure pursuant to the instructions to this item, and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company believes that no matters were put the the vote of the shareholders during the fourth quarter of the Company's fiscal year ended the September 30,2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities are quoted on the OTC Bulletin Board. The Company's shares originally began trading on December 20, 1993 under the symbol "PREG." On August 19, 1997 the Company changed its trading symbol to "SMRR," and as of October 17, 2000, the Company's current trading symbol is "FTST."

     The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. All figures in the following table have been adjusted to reflect a 1-for-10 reverse split of the Company's Shares in November 1997, and a 1-for-2 reverse split of the Company's Shares in October 2000. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

     PERIOD                                          HIGH          LOW

     Quarter ended December 31, 1999               $   0.04     $  0.0313
     Quarter ended March 30, 2000                  $ 0.1875     $  0.0313
     Quarter ended June 30, 2000                   $    0.5     $    0.05
     Quarter ended September 30, 2000              $   1.65     $   0.281
     Quarter ended December 31, 2000               $   1.75     $   0.312
     Quarter ended March 30, 2001                  $    0.5     $     0.2
     Quarter ended June 30, 2001                   $  0.187     $    0.12
     Quarter ended September 30, 2001              $   0.12     $   0.045
     Quarter ended December 31, 2001               $   0.06     $   0.032

     On January 28, 2002 the reported closing price for the Company's common stock was $0.035 per share; there were approximately 178 record holders of the Company's shares.

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

     Current management believes that the only unregistered securities issued by Fantasticon during the fiscal year ended September 30, 2001 were those reported in 8-K, 10-KSB and 10-QSB filings during the fiscal year ended September 30, 2001: 6.5 million shares issued pursuant to the Merger, and on December 28, 2000, Fantasticon's board of directors approved the issuance of a total of 350,000 shares of common stock to various third party consultants to the Company and a total of 150,000 shares of common stock to the three members of the Company's board of directors effective January 2, 2001: 50,000 shares to Henry Mayers, 50,000 shares to Rebecca David and 50,000 shares to David Rubenstein.

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

As of the date of this annual report the Company may be considered a "shell" company. The Merger Agreement entered into in September 2000 and described in
Item 1. Has been rescinded. As of the date of this annual report the Company has no business operations or assets. There can be no assurance that the Company will be able to enter into a merger or acquisition agreement which will provide it with assets or an ongoing business. If such an agreement is entered into it is likely that shareholders of the Company will suffer significant dilution in their shareholdings and that they will not have the opportunity to vote upon any such transaction.

     The Company is a "development stage" company. During the fiscal year ended September 30, 2001, the Company's operations centered around the development of its internet based entertainment business (see "Description of Our Former Business" above). During the fiscal year, the Company did not commence commercially viable operations. The annual operating costs incurred to date were primarily for the maintenance of the website and general and administrative expenses in anticipation of introducing a successful entertainment product.

Discussion of Financial Condition.

     As a result of the loss of assets, as of September 30, 2001 the Company had total assets of $ 0 with total liabilities of $0 (compared with $0 and $643,186 respectively for September 30, 2000).

     In December 2000, the Company effected an initial closing on a private placement of Common Stock to accredited investors. In connection with the initial closing the Company issued 560,365 shares of Common Stock and Warrants to purchase an additional 124,626 shares, for an aggregate consideration of approximately $560,000. The Company expects to require significant additional funds in order to locate and acquire a viable business. At present, the Company has not identified any source for such funding. Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will not have adequate funds available to meet its cash needs for the next three (3) months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements


Independent Auditors' Report................................F-1

Audited Financial Statements -

       Balance Sheets.......................................F-2

       Statements of Operations.............................F-3

       Statements of Changes in Shareholders' Equity........F-4 - F-6

       Statements of Cash Flows.............................F-7

       Notes to Financial Statements........................F-8

                           INDEPENDENT AUDITORS REPORT

The Shareholders
USCorp
4535 W. Sahara Ave. Suite 204
Las Vegas, Nevada 89102

I have audited the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of September 30, 2001, 2000, and 1999 and the related restated statements of income and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp, a development stage company, for the dates indicated above and the results of operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Henry Schiffer
----------------------
Henry Schiffer
Certified Public Accountant
Beverly Hills, California
January 23, 2002

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                                  BALANCE SHEETS
                       AS OF THE YEAR ENDED SEPTEMBER 30th



                                                          9/30/01          9/30/00         9/30/99
                                                        ------------    ------------    -------------
ASSETS
  Current assets:
     Cash                                               $          0    $          0    $      43,186
                                                        ------------    ------------    -------------
         Total Current Assets                                      0               0           43,186

  Other asset:
     Mining claims                                                 0               0          600,000
                                                        ------------    ------------    -------------

              Total Assets                              $          0    $          0    $     643,186
                                                        ============    ============    =============

LIABILITIES & STOCKHOLDERS' EQUITY

  Current liabilities:
     Payable to stockholder                             $          0    $          0    $      41,237
                                                        ------------    ------------    -------------

         Total Current Liabilities                                 0               0           41,237
                                                        ------------    ------------    -------------
  Stockholders' Equity:
     Common stock, $.01 par value; authorized
     100,000,000 shares, issued, and outstanding
     3,000,291 at September 30, 1999 and 2000
     10,560,657 at September 30, 2001                        105,605           6,001            6,001
     Additional paid in capital                            2,567,779       2,012,618        1,989,868
     Retained deficit                                     (1,767,567)     (1,218,416)      (1,218,416)
     Retained deficit during the development stage          (905,817)       (800,203)        (175,504)
                                                        ------------    ------------    -------------
            Total stockholders' equity                             0               0          601,949
                                                        ------------    ------------    -------------

              Total Liabilities & Stockholders' Equity  $          0    $          0    $     643,186
                                                        ============    ============    =============



Please see the notes to the financial statements.

                                   USCORP
                         (a Development Stage Company)
         (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                            STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30th


                                               9/30/01          9/30/00        9/30/99
                                             ------------    ------------   -------------
Net sales                                    $          0    $          0   $           0
Less cost of sales                                      0               0               0
                                             ------------    ------------   -------------

Gross profit                                            0               0               0

Administrative expenses:
   Consulting                                           0           8,847          10,788
   Geology                                              0               0           1,760
   Rent                                                 0           4,111          14,820
   Communications                                       0           3,133             687
   Office administration                                0           8,608             599
                                             ------------    ------------   -------------

Total administrative expenses                           0          24,699          28,654

Loss from Operations                                    0         (24,699)        (28,654)

Other Income (expenses):
    Loss on sale of mining claim                        0        (600,000)              0
    Interest income                                     0               0           1,949
    Interest expense                                    0               0               0
                                             ------------    ------------   -------------

Net Loss before income tax provision                    0        (624,699)        (26,705)

Provision for income taxes                              0               0               0
                                             ------------    ------------   -------------

Net Loss                                     $          0    $   (624,699)  $     (26,705)
                                             ============    ============   =============

Earnings per common share:
Basic                                        $          0    $    (  0.10)  $     (  0.00)

Weighted average of common shares:
Basic                                          10,560,567       6,000,583       6,000,583


Please see the notes to the financial statements.

                                  USCORP
                         (a Development Stage Company)
         (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                  STATEMENT OF CHANGES IN SHAREHOLDER EQUITY
              FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2001


                                                                          Additional
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

                                  USCORP
                         (a Development Stage Company)
         (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                  STATEMENT OF CHANGES IN SHAREHOLDER EQUITY, Continued
              FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2001


                                                                          Additional
                                               Common         Common        Paid in       Unearned       Retained
                                               Shares         Amount        Capital     Compensation     Deficit        Total
                                            -----------    -----------    -----------   ------------   -----------   -----------
Balance at March 31, 1993                    17,320,000    $    17,335    $ 1,201,081   $         0    $(1,022,767)      195,649

Net loss for the fiscal year 1994                                                                          (63,388)      (63,388)
                                            -----------    -----------    -----------   -----------    -----------   -----------

Balance at March 31, 1994                    17,320,000         17,335      1,201,081             0     (1,086,155)      132,261

Net loss for the 18 mos. ended 9/30/95                                                                    (132,261)     (132,261)
                                            -----------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1995                17,320,000         17,335      1,201,081             0     (1,218,416)            0

Net loss for the fiscal year 1996                                                                                0             0
                                            -----------    -----------    -----------   -----------    -----------   -----------
Balance at September 30, 1996                17,320,000         17,335      1,201,081             0     (1,218,416)            0

1 for 10 reverse stock split                (15,616,982)       (15,632)        15,632                                          0

Stock issued for mining claim                 3,000,000          3,000        597,000                                    600,000

Issuance of common stock                      1,000,000          1,000         59,374                                     60,374

Stock issued for services                       297,565            298         29,459                                     29,757

Net loss for the fiscal year 1997                                                                          (90,131)      (90,131)
                                           ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1997                 6,000,583          6,001      1,902,546             0     (1,308,547)      600,000

Capital contributed by stockholder                                             58,668                                     58,668

Net loss for the fiscal year 1998                                                                          (58,668)      (58,668)
                                           ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1998                 6,000,583          6,001      1,961,214             0     (1,367,215)      600,000

                                  USCORP
                         (a Development Stage Company)
         (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
             STATEMENT OF CHANGES IN SHAREHOLDER EQUITY, Continued
              FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2001

                                                                          Additional
                                               Common         Common        Paid in       Unearned       Retained
                                               Shares         Amount        Capital     Compensation     Deficit        Total
                                            -----------    -----------    -----------   ------------   -----------   -----------
Balance at September 30, 1998                 6,000,583    $     6,001    $ 1,961,214   $         0    $(1,367,215)   $  600,000

Capital contributed by stockholder                                             28,654                                     28,654

Net loss for the fiscal year 1999                                                                          (26,705)      (26,705)
                                           ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 1999                 6,000,583          6,001      1,989,868             0     (1,393,920)      601,949

Capital contributed by stockholder                                             22,750                                     22,750

Net loss for the fiscal year 2000                                                                         (624,699)     (624,699)
                                           ------------    -----------    -----------   -----------    -----------   -----------


Balance at September 30, 2000                6,000,583    $      6,001    $ 2,012,618   $         0    ($2,018,619)  $         0

Adjustment to correct par value error                           54,004                                                    54,004

1 for 2 reverse stock split                 (3,000,291)        (30,002)        30,002                                          0

Stock issued for Acquisition of Subsidiary   6,500,000          65,000        (65,000)                                         0

Expired Warrants                              (130,251)          1,302         (1,302)                                         0

Issuance of common stock                       586,120           5,861        554,671                                    560,532

Stock issued for compensation                  500,000           5,000         15,071                                     20,071

Capital contributed by stockholder                                             21,719                                     21,719

Net loss for the fiscal year 2000                                                                                0             0
                                           ------------    -----------    -----------   -----------    -----------   -----------

Balance at September 30, 2001               10,586,412    $   107,166    $ 2,567,779   $         0    ($2,018,619)  $    656,326

                                           ============    ===========    ===========   ===========    ===========   ===========


Please see the notes to the financial statements.

                                   USCORP
                         (a Development Stage Company)
         (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                            STATEMENT OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30th


                                                          9/30/01          9/30/00        9/30/99
                                                        ------------    ------------   -------------
Operating Activities:
  Net Loss                                              $          0    $  (624,699)   $    ( 26,705)
  Adjustments to reconcile net income items
    not requiring the use of cash:
     Loss on sale of mining claim                                  0        600,000                0
     Stock issued for services                                     0              0                0
                                                        ------------    ------------   -------------
Net cash used by operations                                        0        (24,699)         (26,705)

Financing Activities:
     Payable to stockholder                                        0        (41,237)               0
     Issuance of common stock                                      0              0                0
     Contributed capital by stockholder                            0         22,750           28,654
                                                        ------------    ------------   -------------
Net cash provided by financing activities                          0        (18,487)          28,654
                                                                         ----------      ----------

Net increase (decrease) in cash during the period                  0        (43,186)           1,949

Cash balance at beginning of period                                0         43,186           41,237
                                                        ------------    ------------   -------------

Cash balance at end of period                           $          0    $         0    $      43,186
                                                        ============    ============   =============

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year               $          0    $         0    $           0
     Income taxes paid during the fiscal year           $          0    $         0    $           0



Please see the notes to the financial statements.

                                     USCorp
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                        Notes to the Financial Statements

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business- USCorp (the "Company") is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources, Inc., in September 2000 the Company changed its name to Fantasticon, Inc., and on January 23, 2002 the company changed its name to USCorp. The Company ceased business operations and became inactive in 1994 and wrote off all of its assets. In 1997, the Company recommenced operations and acquired certain mining claims in the State of Arizona. In September 2000, the Company changed its name to Fantasticon Inc. and acquired all of the issued and outstanding stock of Fantasticon.com, Inc., a Nevada Corporation.

In October 2000, pursuant to an agreement signed in September 2000, the Company's wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc, and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger has been accounted for as a reverse acquisition of the Company by Fantasticon.Com, Inc., which was deemed the accounting acquirer. Accordingly, equity has been restated to reflect the number of shares outstanding after the merger. The statement of operations presented for the years ended September 30, 2001 and 2000 and the balance sheet presented at September 30, 2001 represent the results of operations and financial position of Fantasticon.Com, Inc. only. The historical business of Santa Maria was discontinued prior to the merger.

The Company, through its wholly owned subsidiary, Fantasticon.com, Inc (Nevada) was a multi-media developer and online entertainment company that operated an Internet-based entertainment community at www.Fantasticon.Com. The web site offered content about science fiction, television, action adventure movies, comic books, and video games. Its operations were located in Southfield, Michigan. The business operations of Fantasticon.com, Inc. ceased in July 2001.

On January 14, 2002 at a Special meeting of the Shareholders of the corporation the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively "FM&I") into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I was rescinded and unwound in its entirety. The Shareholders determined that the terms and conditions of said merger and said Earn Out Agreement had not been met by the parties. 6,025,000 of the shares issued and held in escrow under the Merger Agreement and Earn Out Agreement were canceled and returned to the treasury stock of the Corporation.

                                    USCorp
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                        Notes to the Financial Statements

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

It was the consensus of the Shareholders that the then current officers and directors of the Company had abandoned the Corporation and its business as evidenced by the fact that they have been evicted from the corporate offices and the corporate telephone numbers had been disconnected; they have abandoned their corporate responsibilities and failed to prepare and file corporate diligence documents with state, federal and securities regulatory agencies; and they have failed to perform their fiduciary duties and responsibilities.

It was the consensus of the Shareholders that the business of the Company is financially unviable. The Shareholders agreed it was therefore incumbent upon them to take the actions necessary to preserve the legal status of the Corporation, the trading status of the common stock of the corporation and to locate a viable business for the Company to pursue.

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

Development Stage Company- the Company has had no revenues since 1994 and its activities have been limited to a developmental nature. The Company therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                    USCorp
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                        Notes to the Financial Statements

NOTE 2- BASIS OF PRESENTATION

In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of a merger candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger candidate.


NOTE 3- NET EARNINGS PER SHARE

The Company apples SFAS No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the fiscal year. The Company has no other financial instruments convertible into common stock outstanding at September 30, 2001.


NOTE 4- COMMITMENTS AND CONTINGENCIES

The Company is not committed to any non-cancelable operating leases at September 30, 2001.

                                     USCorp
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                        Notes to the Financial Statements

NOTE 5- INCOME TAXES

Provision for income taxes is comprised of the following for the years ended September 30th:

                                      2001        2000           1999
                                   ---------     ---------     ---------
Current tax expense
  Federal                          $       0    $        0     $       0
  State                                    0             0             0
                                   ---------     ---------     ---------
                                   $       0     $       0     $       0
                                   =========     =========     =========

Deferred tax benefit
  Federal                          $       0     $       0     $       0
  State                                    0             0             0
                                   ---------     ---------     ---------
                                   $       0     $       0     $       0
                                   =========     =========     =========

Deferred tax assets
   Loss carry-forwards             $ 686,331     $ 686,331     $ 491,558
  Valuation allowance               (686,331)     (686,331)     (491,558)
                                    ---------    ---------     ---------
                                    $       0    $       0     $       0
                                    =========    =========     =========

The federal statutory rate of 34% was used to compute deferred tax assets. At September 30, 2001, the Company has a loss carry forward of $2,018,619 for federal income tax purposes expiring in the years 2003 through 2015. Utilization of the net operating loss in any taxable year during the carry forward period may be subject to an annual limitation due to ownership change limitations imposed by the tax laws.

NOTE 6- LITIGATION

The Company has no legal proceedings against it nor is aware of any pending, threatened or contemplated, or unsatisfied judgments against it.

                                     USCorp
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                        Notes to the Financial Statements

NOTE 7- SUBSEQUENT EVENT

On January 14, 2002 at a Special meeting of the Shareholders of the corporation the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively "FM&I") into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I were rescinded and unwound in their entirety. The Shareholders determined that the terms and conditions of said Merger and said Earn Out Agreement had not been met by the parties. 6,025,000 of the shares issued and held in escrow under the Merger Agreement and Earn Out Agreement were canceled and returned to the treasury stock of the Corporation. The shares of Fantasticon.com, Inc. (Nevada) were returned to the FM&I shareholders.

In connection with unwinding the merger, interim officers and directors of the Company were elected by the shareholders. The Shareholders and interim board of directors authorized two classes of preferred stock and a zero coupon bond, however, the Articles of Incorporation have not been amended to effect this change in the capital stock of the Corporation as of the date of this report.

The Company has entered into a letter of intent to acquire mining exploration and development company currently holding claims in Arizona. This acquisition has not been consummated as of the date of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following identification of officers and directors, including biographies, first sets forth the Company's officers and directors as of September 30, 2001 and then sets forth the names of officers and directors as of January 30, 2001:

FANTASTICON, INC.:

     Name               Age  Position Held
     ----               ---  -------------
Henry T. Mayers          45  President, CEO, Secretary, Treasurer and Director
Rebecca David            48  Director
David Rubenstein         46  Director


USCORP:

    Name                Age  Position Held
    ----                ---  ------------
Larry Dietz              48  President and Director
Carl W. O'Baugh          71  Vice President and Director
Spencer Eubank           50  Secretary, Treasurer and Director


     Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

             BUSINESS EXPERIENCE OF FORMER DIRECTORS AND OFFICERS

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


  BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF JANUARY 30, 2002

        Larry Dietz, age 48, is President and Director of the Company. While in the U.S. Navy he had a Top Secret--Crypto security clearance. He attended the University of Nebraska School of Technology and Agriculture where he earned a degree in Drafting, Surveying and Soil Science. Mr. Dietz brings to the Company a seasoned expertise in the field of mining, as well as an extensive knowledge of the entire mining industry in the western United States and especially in the State of Arizona. He has been a consultant to the mining industry since 1982 as President of Dietz and Associates. He authored and released the updated, corrected and expanded versions of the Arizona Mineral Industry Location System
(MILS) which is a database system for use on micro computers identifying all known mineral occurrences in Arizona. Mr. Dietz also developed and released Mineral Databases from the U.S. Bureau of Mines for the western U.S., as well as a program called DLG1-2 which consists of the Digital Line Graph (DLG) data at a scale of 1:250,000 for the entire U.S. providing graphic displays of the mineral data for use on personal computers. Mr. Dietz is approved by the U.S. Department of Justice to provide title evidence and abstracts for both surface and mineral rights to lands located in the State of Arizona, and his Land Status Reports are recognized by the Vancouver Stock Exchange. He is registered as an Expert Witness with the Technical Advisory Services for Attorneys. He is currently an associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz is also proficient in the use of computers, database, word-processing, CAD, graphics and communications software.

        Carl W. O'Baugh, age 71, is Vice President and Director of the Company. Mr. O'Baugh is a past President of American Metals and Minerals, Inc., a Nevada Company owning mining claims in central Arizona. He was President of Golconda Gems, Inc., from 1973 to 1985, a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Mr. O'Baugh has served on the Boards of several public Companies and brings to the Company his knowledge and experience concerning gems, minerals and metals, as well as his wholesale, retail marketing and import-export expertise.

        Spencer Eubank, age 50, is Secretary, Treasurer and Director of the Company. He is responsible for maintaining the records of the Company and works closely with the management team of the Company in its day-to-day operations. Mr. Eubank has served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp., and Pla.Net.Com, Inc. He is owner of an independent research and consulting firm. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A.,
1988). Mr. Eubank also worked for 10 years in not-for-profit organizations serving developmentally disabled adults in the greater Los Angeles area, and has over 10 years experience in retail grocery and department store management.

(b)  Family relationships.

     There are no family relationships among the officers or directors.

(c) Involvement in certain legal proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

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

     Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2001, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     During the first two quarters of the fiscal year, Fantasticon's officers or directors devoted their full time to the affairs of Fantasticon and they received compensation for their services as reported in previous From 10-QSB filings by the Company. Each of Fantasticon's officers also received shares of the Company's common stock in consideration of their agreement to serve.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the security ownership of executive officers, directors and certain beneficial owners of more than five percent (5%) of issuer's voting securities as of September 30, 2001. Unless otherwise stated, the Company believes the shares indicated were held directly.

Name and address                                   Amount of    Percentage
of beneficial owner           Title of Class       ownership    of Class(1)
- ---------------------------------------------------------------------------
Henry T. Mayers                   Common          1,550,000(2)       14.8%

Michael C. Lee                    Common            950,000(3)        8.9%
14 Woodbridge Road
Hingham, MA 02043

Richard Kraniak                   Common          1,250,000(4)       11.8%
3260 Wellington Court
West Bloomfield Hills, MI 48324

David Rubenstein                  Common            100,000(5)        0.9%
30320 LaBrea Court
Franklin, MI 48025

Rebecca David                       --               50,000           0.4%
6630 Stillwell
West Bloomfield, MI 48322

----------------------------------------------------------------------------
Officer & Directors as a          Common          1,700,000(2)(5)    16.1%
group (3) persons
----------------------------------------------------------------------------

(1) Based upon a total of 10,560,657 shares of common stock issued and outstanding as of September 30,2001.

(2) Includes 150,000 shares held by Mr. Mayers in trust for his minor son. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as
     Exhibit 10.1.

(3) Comprises 500,000 shares held by a Company which Mr. Lee controls in conjunction with Mr. Kraniak, 150,000 shares held in a partnership Mr. Lee controls and 300,000 shares held in trust for Mr. Lee's children. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as
     Exhibit 10.1.

(4) Includes 300,000 shares held by a limited liability company Mr. Kraniak controls and 500,000 shares held by a Company which Mr. Kraniak controls in conjunction with Mr. Lee. All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as Exhibit 10.1.

(5) All of such shares are subject to forfeiture pursuant to the terms of an Earn Out Agreement dated as of November 17, 2000, which is attached hereto as Exhibit 10.1.


The following table sets forth the security ownership of current executive officers and directors. There are no known beneficial owners of more than five percent (5%) of issuer's voting securities as of January 30, 2002.

Name and address                                   Amount of    Percentage
of beneficial owner           Title of Class       ownership    of Class(1)
----------------------------------------------------------------------------
Michael Lee                       Common             959,283         21.1%
99 Derby Street
Hingham, MA 02043

Larry Dietz                       Common               1,000           *
c/o USCorp
4535 W. Sahara Ave., Suite 204
Las Vegas, NV 89102

Carl O'Baugh                      Common               2,500           *
c/o USCorp
4535 W. Sahara Ave., Suite 204
Las Vegas, NV 89102

Spencer Eubank                    Common              10,000           *
c/o USCorp
4535 W. Sahara Ave., Suite 204
Las Vegas, NV 89102

----------------------------------------------------------------------------
Officer & Directors as a          Common              13,500        0.003%
group (3) persons
----------------------------------------------------------------------------

*Less than 1%.

(1) Based on a total issued and outstanding of 4,535,657 as of January 30, 2002.

(2) Comprises 270,283 shares held in the M & J Investment Trust, and 689,000 shares held by other members of Mr. Lee's family.

(c)  Changes in Control.

     With the exception of the cancellation of 6,025,000 shares pursuant to the rescission of the Earn Out Agreement referred to above, the Company believes that no arrangements exist that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS


     The exhibits required by Item 601 of Regulation S-B are listed in the
     Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

     On January 30, 2002, the Company filed a Current Report on Form 8-K detailing the rescission and unwinding of the Merger, change in management and change of the name of the Company to USCorp.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           USCORP.


                                           /s/ Larry Dietz
                                           ----------------
                                           Larry Dietz
                                           President and Director

Dated: February 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Title                             Date
----------               -----                             ----

/s/ Larry Dietz         President and Director            February 1, 2002
- ----------------
Larry Dietz

/s/ Carl O'Baugh        Vice President and Director       February 1, 2002
- -----------------
Carl O'Baugh

/s/ Spencer Eubank      Secretary Treasurer and Director  February 1, 2002
----------------
Spencer Eubank