Form 10QSB
period 2001-12-31
USCORP
filed 2002-02-04
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _______

                        Commission File Number 000-19061

                                     USCORP
                                -----------------
             (Exact name of registrant as specified in its charter)

               Nevada                                  87-0403330
               ------                                  ----------
   (State or other jurisdiction of              (IRS Employer ID Number)
    incorporation or organization)

                        4535 W. SAHARA AVE. SUITE 204
                             Las Vegas, NV 89102
                             --------------------
                   (Address of principal executive offices)

                                (702) 933-4034
                                --------------
             (Registrant's telephone number, including area code)

                                FANTASTICON INC
                        17117 W. Nine Mile, Suite 1515
                             Southfield, MI 48075
                              -------------------
                           (Former name and address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]      NO [_]

As of December 31, 2001, the Registrant had 10,560,657 shares of Common Stock par value $0.01 outstanding.

================================================================================

                                     USCORP
                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION
- -------------------------------

 Item 1. Financial Statements

         Independent Auditors Report                                         3

         Consolidated Balance Sheet as of
         December 31, 2001 (unaudited) ................................ .... 4

         Consolidated Statements of Operations
         For the Three Months Ended December 31,
         2001 and 2000 (unaudited).......................................... 5

         Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 2001 (unaudited)................... 6

         Notes to Consolidated Financial Statements (unaudited)............. 7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 11

PART II -- OTHER INFORMATION
- ----------------------------

 Item 6. Exhibits and Reports on Form 8-K................................... 12

SIGNATURE................................................................... 13
- ---------

                        PART I - FINANCIAL INFORMATION

                           INDEPENDENT AUDITORS REPORT

The Shareholders
USCorp
4535 W. Sahara Ave. Suite 204
Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of December 31, 2001 and 2000 and the related restated statements of income and changes in stockholders' equity, and cash flows for the quarter then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

I conducted my review in accordance with generally accepted reviewing standards. Those standards require that I plan and perform the review to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. The review includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my review provides a reasonable basis for my opinion.

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




Henry Schiffer
Certified Public Accountant
Beverly Hills, CA
January 23, 2002

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                            December 31,
                                                                2001
                                                            ------------
Assets
Current Assets
   Cash                                                    $          0
   Accounts receivable - Trade                                        0
   Deferred income taxes                                              0
                                                            ------------
    Total current assets                                              0

Equipment and Software -                                              0

Other Assets
   Accounts receivable - Officers                                     0
   Other assets                                                       0
                                                            ------------
     Total assets                                          $          0
                                                            ============
         Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Notes payable - Current portion                         $          0
   Capital lease obligations - Current portion                        0
   Accounts payable                                                   0
   Accrued liabilities                                                0
   Income taxes payable                                               0
                                                            ------------
    Total current liabilities                                         0

Notes Payable - Net of current portion                                0

Capital Lease Obligations  - Net of current portion                   0

Stockholders' Equity (Deficit)
   Common stock                                                 105,605
   Additional paid-in capital                                 2,567,779
   Accumulated deficit                                       (2,673,384)
                                                            ------------
    Net deficit in equity                                             0
                                                            ------------
    Total liabilities and net deficit in equity            $          0
                                                           ============
See Notes to Financial Statements.

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                      Consolidated Statements of Operations


                                                 For the three months ended
                                                 December 31,   December 31,
                                                     2001           2000
                                                  ---------------------------
                                                  (unaudited)    (unaudited)

Net Revenue                                       $        0     $        0

Cost of Revenue                                            0              0
                                                  ----------     ----------
Gross Profit (Deficit)                                     0              0

Selling, General and Administrative Expenses               0              0
                                                  ----------     ----------
Operating Income (Loss)                                    0              0

Other Expenses

  Interest expense                                         0              0
  Other (income) expense                                   0              0
                                                  ----------     ----------
    Total other expenses                                   0              0
                                                  ----------      ---------
Income (Loss) - Before income taxes                        0              0

Income Taxes                                               0              0
                                                  ----------     ----------
Net Income (Loss)                                 $        0     $        0
                                                  ==========     ==========
Basic and Diluted Loss Per Share                  $    (0.00)    $    (0.00)
                                                  ==========     ==========
Weighted Average Shares Outstanding               10,560,567     10,060,567
                                                  ==========     ==========

See Notes to Financial Statements

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                      Consolidated Statements of Cash Flows


                                                            For the three
                                                            months ended
                                                           December 31, 2001
                                                           -----------------
                                                              (unaudited)
Cash Flows from Operating Activities:
   Net loss                                                 $        0
   Adjustments to reconcile net loss to net
       cash from operating activities:
    Depreciation and amortization                                    0
    Stock compensation                                               0
    Deferred tax expense                                             0
    Decrease (increase) in assets:
      Accounts receivable - Trade                                    0
      Other assets                                                   0
    Increase (decrease) in liabilities:
      Accounts payable                                               0
       Accrued liabilities                                           0
                                                             ---------
        Net cash provided by (used in) operating activities          0

Cash Flows from Investing Activities:
   Purchase of equipment and software                                0
   Advances to officers                                              0
                                                             ---------
        Net cash used in investing activities                        0

Cash Flows from Financing Activities:
   Proceeds from issuance of notes payable                           0
   Payments on notes payable                                         0
   Payments on capital lease obligations                             0
   Net proceeds from issuance of common stock                        0
                                                              ---------
        Net cash provided by (used in) financing activities          0
                                                              ---------
Net Increase in Cash                                                 0

Cash - Beginning of period                                           0
                                                              ---------
Cash - End of period                                        $        0
                                                              =========

Supplemental Cash Flow Information - Cash paid for:
   Interest                                                 $        0

See Notes to Financial Statements.

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
USCorp (the "Company") is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and acquired all of the issued and outstanding stock of Fantasticon.com, Inc., a Nevada Corporation.

In October 2000, pursuant to an agreement signed in September 2000, the Company's wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger had been accounted for as a reverse acquisition of the Company by Fantasticon.Com, Inc., which was deemed the accounting acquirer. Accordingly, equity has been restated to reflect the number of shares outstanding after the merger. The statement of operations presented for the three months ended December 31, 2001 and 2000 and the balance sheet presented at December 31, 2001 represent the results of operations and financial position of Fantasticon.Com, Inc. only. The historical business of Santa Maria was discontinued prior to the merger.

The Company, through its wholly owned subsidiary, Fantasticon.com, Inc. (Nevada) was a multi-media developer and online entertainment company that operated an Internet-based entertainment community at www.Fantasticon.Com. The web site offered content about science fiction, television, action adventure movies, comic books, and video games. Its operations were located in Southfield, Michigan. The business operations of Fantasticon.com, Inc. ceased in March 2001.

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation
---------------------
(a) The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited financial statements of the Company for the fiscal year ended September 30, 2001. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein.

(b) Significant Accounting Policies - A description of USCorp's and Santa Maria's significant accounting policies can be found in the FantastiCon.com and Affiliates' combined financial statements and the related notes thereto included in the footnotes to the Company's annual consolidated financial statements for the year ended September 30, 2001 included in its Annual Report filed on Form 10-KSB. The accompanying financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter- company accounts and transactions have been eliminated in consolidation. Use of Estimates- The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Income taxes-The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. A valuation account is established when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Development Stage Company
-------------------------
The Company has had no revenues since 1994 and its activities have been limited to a developmental nature. The Company therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Share
--------------
Basic and diluted earnings per share for the three months ended December 31, 2001 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended December 31, 2000 are based on the number of shares received in the merger by the stockholders of FantastiCon.com and Affiliates' which subsequently have been canceled and returned to the treasury stock of the Corporation. At December 31, 2001 and 2000, there were no dilutive securities outstanding.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - SUBSEQUENT EVENTS

Rescission of Merger
--------------------
On January 14, 2002 at a Special meeting of the Shareholders of the corporation the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively "FM&I") into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I was rescinded and unwound in its entirety. The Shareholders determined that the terms and conditions of said merger and said Earn Out Agreement had not been met by the parties. 6,025,000 of the shares issued and held in escrow under the Merger Agreement and Earn Out Agreement were canceled and returned to the treasury stock of the Corporation.

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

                                     USCORP
                          (a Development Stage Company)
       (Formerly Fantasticon, Inc., formerly Santa Maria Resources, Inc.)
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 2 - SUBSEQUENT EVENTS, Continued

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

On January 23, 2002 the Company changed its name to USCorp.

The Company has entered into a non-binding letter of intent to acquire a mining exploration and development company currently holding claims in Arizona. This acquisition has not been consummated as of the date of this report.

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

As of the date of this quarterly report the Company may be considered a "shell" company. The Merger Agreement entered into in September 2000 and described in
Item 1. has been rescinded. As of the date of this report the Company has no business operations or assets. There can be no assurance that the Company will be able to enter into a merger or acquisition agreement which will provide it with assets or an ongoing business. If such an agreement is entered into it is likely that shareholders of the Company will suffer significant dilution in their shareholdings and that they will not have the opportunity to vote upon any such transaction.

     The Company is a "development stage" company. During the fiscal year ended September 30, 2001, the Company's operations centered around the development of its internet based entertainment business (see "Consolidated Financial Statements" and Notes thereto above). During the fiscal year, the Company did not commence commercially viable operations. The annual operating costs incurred to date were primarily for the maintenance of the website and general and administrative expenses in anticipation of introducing a successful entertainment product.


Discussion of Financial Condition.

     As a result of the loss of assets, as of December 31, 2001 the Company had total assets of $ 0 with total liabilities of $0 (compared with $0 and $0 respectively for December 31, 2000).

     The Company is currently seeking additional financing to bolster its cash position, and its inability to raise such financing in the near term would have a significantly adverse effect on the Company's ability to continue to operate. The Company's incidental operating and maintenance expenses are being paid by shareholders. While the Company is currently in discussions with potential sources of funding, there can be no assurance that such financing will be available to the Company on satisfactory terms, if at all. Any such financing may need to be made at a significant discount to current market prices and may produce substantial dilution to existing investors.


PART II - OTHER INFORMATION


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

                                   USCORP



     Date:  January 31, 2002      By:   /s/  Larry Dietz
                                         -------------------------
                                         Larry Dietz
                                         President and Director