Form 10QSB
period 2002-03-31
USCORP
filed 2002-05-14
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

                                       or

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

                              YES [X]      NO [_]

As of March 31, 2002, the Registrant had 453,567 shares of Common Stock par value $0.01 outstanding.

================================================================================



                                     USCORP
                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION
-------------------------------

 Item 1. Financial Statements

         Independent Auditors Report                                        3

          Balance Sheet as of March 31, 2002 (unaudited) and
           September 30, 2001 ...........................................   4

          Statements of Operations for the three  and six
           months ended March 31, 2002 and 2001 (unaudited)..............   5

          Statements of Cash Flows for the
           six months ended March 31, 2002 and 2001 (unaudited)..........   6

          Notes to  Financial Statements (unaudited)..... ...............   7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................   9


PART II -- OTHER INFORMATION
----------------------------

 Item 6. Exhibits and Reports on Form 8-K...............................   11


SIGNATURE...............................................................   12
--------

                        PART I - FINANCIAL INFORMATION



                           INDEPENDENT AUDITORS REPORT

The Shareholders
USCorp
4535 W. Sahara Ave. Suite 204
Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of March 31, 2002 and the related restated statements of income and changes in stockholders' equity, and cash flows for the period ended March 31, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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



/s/ Henry Schiffer
------------------
Henry Schiffer
Certified Public Accountant
Beverly Hills, CA
April 30, 2002

                                     USCORP
                          (a Development Stage Company)
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                            March 31,    September 30,
                                                              2002           2001
                                                           -----------    -----------
ASSETS
  Current assets:
     Cash                                                  $         0    $         0
                                                           -----------    -----------
         Total Current Assets                                        0              0
                                                           -----------    -----------
              Total Assets                                 $         0    $         0
                                                           ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
     Operating Cash from shareholder                       $    35,104   $         0
                                                           -----------    -----------
         Total Current Liabilities                              35,104             0
                                                           -----------    -----------
  Shareholders' Equity:
     Common stock, $.01 par value; authorized
       100,000,000 shares, issued, and
       outstanding 453,567 at March 31, 2002
       and 10,560,657 at September 30, 2001                      4,536        105,605
     Cancellation of 6,025,000 common shares                    60,025              0
     Adjustment for 1 for 10 reverse split                      41,044              0
     Additional paid in capital                              2,567,779      2,567,779
     Retained deficit                                       (1,767,567)    (1,767,567)
     Retained deficit during the development stage            (940,921)      (905,817)
                                                           -----------    -----------

            Total shareholders' equity (deficit)               (35,104)             0
                                                           -----------    -----------

              Total Liabilities & Shareholders' Equity     $         0    $         0
                                                           ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                     USCORP
                          (a Development Stage Company)
                             STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDING
                        MARCH 31, 2002 AND MARCH 31, 2001
                                  (UNAUDITED)


                                         Three Months Ended             Six Months Ended
                                       ------------------------    ------------------------
                                              March 31,                    March 31,
                                          2002          2001             2002       2001
                                       -----------    ---------    -----------    ---------

Net sales                              $         0    $       0    $         0    $        0
Less cost of sales                               0            0              0             0
                                       -----------    ---------    -----------    ----------
Gross profit                                     0            0              0             0
Administrative expenses:
   Consulting                                9,000            0          9,000             0
   Public Relations                          2,794            0          2,794             0
   Accounting and Legal                     14,275            0         14,275             0
   Travel                                      869            0            869             0
   Corporate Maintenance                       877            0            877             0
   Communications and Clerical               4,289            0          4,289             0
   Transfer Agent                            3,000            0          3,000             0
                                       -----------    ---------    -----------    ----------
Total administrative expenses               35,104            0         35,104             0
Loss from Operations                       (35,104)           0        (35,104)            0
Other Income (expenses):
    Interest income                              0            0              0             0
    Interest expense                             0            0              0             0
                                       -----------    ---------    -----------    ----------
Net Loss before income tax provision       (35,104)           0        (35,104)            0
Income tax expense                               0            0              0             0
                                       -----------    ---------    -----------    ----------
Net Loss                                   (35,104)           0        (35,104)            0
                                       ===========    =========    ===========    ==========
Earnings per common share:
Basic                                       ($0.00)      ($0.00)        ($0.00)       ($0.00)

Weighted average of common shares:
Basic                                      654,399   10,151,001        857,440    10,633,972
                                       -----------    ---------    -----------    ----------


The accompanying notes are an integral part of these financial statements.

                                     USCORP
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDING
                        MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                                                     March 31,     March 31,
                                                       2002          2001
                                                     --------      --------

Operating Activities:
  Net Loss                                           ($35,104)            0
Changes in other operating assets and
 liabilities:
     Accrued expenses                                       0             0
                                                     --------      --------

Net cash provided by (used by) operations             (35,104)            0
                                                     --------      --------

Financing Activities:
     Contributed capital by shareholder                35,104             0
                                                     --------      --------

Net cash provided by financing activities              35,104             0
                                                     --------      --------

Net increase (decrease) in cash during fiscal year          0             0

Cash balance at beginning of fiscal year                    0             0
                                                     --------      --------
Cash balance at end of period                        $      0      $      0
                                                     ========      ========

Supplemental disclosures of cash flow information:
     Interest paid during the fiscal year            $      0      $      0

     Income taxes paid during the fiscal year        $      0      $      0








   The accompanying notes are an integral part of these financial statements.

                                     USCORP
                          (a Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------
USCorp (the "Company") is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, The Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and In January 2002 the Company changed its name to USCorp.

In October 2000, pursuant to an agreement signed in September 2000, the Company's wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger was rescinded in its entirety by the shareholders in January 2002. 6,025,000 shares issued to former management have been cancelled and returned to the Treasury. In addition, effective March 6, 2002 the Company effected a 1:10 reverse split of its common stock. Accordingly, equity has been restated to reflect the number of shares outstanding after the cancellation of said shares and the subsequent reverse split. The statement of operations presented for the three months ended March 31, 2002 and 2001 and the balance sheet presented at March 31, 2002 represent the results of operations and financial position of USCorp only.

Basis of Presentation
---------------------
Significant Accounting Policies - A description of USCorp's financial statements and the related notes thereto are included in the footnotes to the Company's annual financial statements for the year ended September 30, 2001 included in its Annual Report filed on Form 10-KSB. The accompanying financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

Development Stage Company
-------------------------
The Company has had no revenues since 1994 and its activities have been limited to a developmental nature. The Company therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounting principles. Costs incurred during the development stage are accumulated in "losses accumulated during the development stage" and are reported in the Stockholders' Equity section of the balance sheet.

                                     USCORP
                          (a Development Stage Company)
                   Notes to  Financial Statements
                           March 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

Loss Per Share
--------------
Basic and diluted earnings per share for the three months ended March 31, 2002 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the six months ended March 31, 2001 are based on the number of shares received in the merger by the stockholders of FantastiCon.com and Affiliates which subsequently have been canceled and returned to the treasury stock of the Corporation. At March 31, 2002 and 2001, there were no dilutive securities outstanding.

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


NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $35,104 for the six months ended March 31, 2002. The Company's liabilities at March 31, 2002 exceed its assets by approximately $35,104, (see Note 3 - Subsequent Events below). In addition, on March 6, 2002 the Company effected a 1:10 reverse split of its common stock (see Note 1 above).


NOTE 3 - SUBSEQUENT EVENTS

Pending Acquisition
-------------------

The Company expects to consummate a Share Exchange Agreement with the Shareholders of a privately held Nevada Corporation ("Acquiree") whereby the Company will acquire 100% of the issued and outstanding shares of Acquiree in a share-for-share exchange. The Company's shareholders have approved the share exchange and instructed the Board of Directors to authorize the acquisition of Acquiree pending completion of Due Diligence and preparation of reports, forms and exhibits for filing with the Securities and Exchange Commission on Form 8-K.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


You should read the following discussion and analysis in conjunction with the
 Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

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

As of the date of this quarterly report we are a "development stage" company. The Merger Agreement entered into in September 2000 and described in the previous Form 10-KSB filed by the Company has been rescinded.

As of the date of this report we have entered into a Share Exchange Agreement with a privately held Nevada Corporation ("Acquiree") whereby the Company will acquire 100% of the issued and outstanding shares of Acquiree in a share-for-share exchange. The Company's shareholders have approved the share exchange and instructed the Board of Directors to authorize the acquisition of the Acquiree shares from its stockholders and to issue USCorp shares those stockholders. The following individuals will be added to the Company's board of directors following the closing of the acquisition of the private corporation:
Robert Dultz, Michael D. Love and Donald E. Brown. Mr. Dultz will become the Chairman of the Board of Directors and Mr. Love and Mr. Brown will become Vice Presidents of the Company. We expect to consummate this acquisition as soon as we have finished our Due Diligence and completed preparation of the forms, exhibits and reports required by Form 8-K.


Discussion of Financial Condition.

     As a result of the loss of assets, as of March 31, 2002 the Company had total assets of $ 0 with total liabilities of $0 (compared with $0 and $0 respectively for March 31, 2001).

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits :  None

     (b) Reports on Form 8-K:

                  On January 14, 2002, the Company reported under Item 2, the rescission and unwinding of the Merger with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Registrant reported under Item 4, the change in certifying accountants and under
Item 5, the change of name from Fantasticon to USCorp and the replacement of the former officers and directors with interim officers and directors.

                  On February 14, 2002, under Item 5, the Company reported a 1 for 10 reverse split of Registrant's capital stock, effective March 6, 2002.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USCORP



 Date:  May 14, 2002          By:   /s/  Larry Dietz
                                    -------------------------
                                    Larry Dietz
                                    President and Director