Form 10QSB
period 2002-06-30
USCORP
filed 2002-08-19
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

                                       or

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

                              YES [X]      NO [_]

As of June 30, 2002, the Registrant had 25,571,067 shares of Common Stock par value $0.01 outstanding.

================================================================================



                                     USCORP
                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION
-------------------------------

 Item 1. Financial Statements

         Independent Auditors Report                                        3

          Balance Sheets as of June 30, 2002 and
           September 30, 2001 ...........................................   4

          Statements of Operations for the three and nine
           months ended June 30, 2002 and 2001  .........................   5

          Statement of Shareholders' Equity for the period
           ended June 30, 2002 ........... ..............................   6

          Statements of Cash Flows for the
           nine months ended June 30, 2002 and 2001 .....................   7

          Notes to  Financial Statements ................ ...............   8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................  19


PART II -- OTHER INFORMATION
----------------------------

 Item 2. Change in Securities and Use of Proceeds                          22

 Item 6. Exhibits and Reports on Form 8-K...............................   22


SIGNATURE...............................................................   23
--------

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders
USCorp
4535 W. Sahara Ave. Suite 204
Las Vegas, Nevada 89102

I have audited the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of June 30, 2002 and the related statements of income and changes in stockholders' equity, and cash flows for the period ended June 30, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. The audit includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp, a development stage company, for the dates indicated above and the results of operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
August 16, 2002

                                     USCORP
                          (a Development Stage Company)
                           Consolidated Balance Sheet

                                                                  June 30,      September 30,
                                                                    2002            2001
                                                                -----------     -------------
ASSETS
Current Assets:
       Cash                                                     $       118     $          -
                                                                -----------     -------------
Other Assets:
       Mineral properties -- at cost based on successful
        efforts method of accounting, net of accumulated
        depletion and amortization 1975 to 2001                   2,115,758                -

       Annual Assessment Work and Lease Payments to the BLM
        1975 to 2001                                                319,600                -
                                                                -----------     -------------

       Total Assets                                             $ 2,435,476     $          -
                                                                ===========     =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts Payable                                         $     5,364     $          -
                                                                -----------     -------------

       Total Current Liabilities                                      5,364                -

Shareholders' Equity:
       Common stock, $.01 par value; authorized 100,000,000
        shares; issued, and outstanding 25,571,067 at
        June 30, 2002; 10,560,657 at September 30, 2001.            255,711          105,607
       Additional paid in capital                                 5,410,193        2,567,777
       Retained deficit                                          (3,235,792)      (2,673,384)
                                                                -----------     -------------

       Total Shareholders' Equity                                 2,430,112                -
                                                                -----------     -------------

       Total Liabilities & Shareholders' Equity                 $ 2,435,476     $          -
                                                                ===========     =============




The accompanying notes are an integral part of these financial statements.

                                     USCORP
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDING
                         JUNE 30,2002 AND JUNE 30, 2001

                                         Nine Months Ended         Three Months Ended
                                      -----------------------    -----------------------
                                               June 30,                 June 30,
                                          2002         2001         2002        2001
                                      ----------   ----------    ----------   ----------
Net Sales                             $        -   $        -    $        -   $        -
Less Cost Of Sales                             -            -             -            -
                                      ----------   ----------    ----------   ----------
Gross Profit                                   -            -             -            -

Administrative Expenses:
  Consulting                              11,000            -         9,000            -
  Public Relations                         2,794            -         2,794            -
  Accounting & Legal                      40,179            -        14,275            -
  Travel                                   2,354            -           869            -
  Corporate Maintenance                    2,248            -           877            -
  Communications & Clerical                8,801            -         4,289            -
  Transfer Agent                           4,084            -         3,000            -
  Bank Charges                                60            -             -            -
  Office Expenses                          4,766            -             -            -
  Officer Expenses                         5,000            -             -            -
  Printing                                   986            -             -            -
  Utilities                                  774            -             -            -
  Entertainment                            1,500            -             -            -
                                      ----------   ----------    ----------   ----------
Total Administrative Expenses             84,544            -        35,104            -

Loss From Operations                     (84,544)           -       (35,104)           -
Other Income (expenses):
   Interest Income                             -            -             -            -
   Interest Expense                            -            -             -            -
                                      ----------   ----------    ----------   ----------

Net Loss Before Income Tax Provision     (84,544)           -       (35,104)           -
Income Tax Expense                             -            -             -            -
                                      ----------   ----------    ----------   ----------

Net Loss                              $  (84,544)  $        -    $  (35,104)  $        -
                                      ==========   ==========    ==========   ==========
Earnings Per Common Share:
  Basic                               $  (   .00)           -    $  (   .00)           -
                                      ==========   ==========    ==========   ==========
Weighted Average Of Common Share:
   Basic                              25,337,083            -    10,560,657            -
                                      ==========   ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                        USCorp and Subsidiaries
                                     Statement of Shareholders Equity
                                    For The Period Ended June 30,2002


                                                        Common Stock
                                                 ------------------------      Additional       Retained
                                                   Shares        Amount      Paid-In Capital     Deficit        Total
                                                 ----------    ----------    ---------------   -----------    ----------
Balance at September 30 2001                     10,560,657    $  105,607    $     2,567,777   $(2,673,384)   $        0
Combination of Retained Deficit and
  Development Stage Deficit
                                                 ----------    ----------    ---------------   -----------    ----------

Balance at December 31, 2001                     10,560,657       105,607          2,567,777    (2,673,384)            0

Cancellation of 6,025,000 common stock           (6,025,000)      (60,250)            60,250                           0

Adjustment 1 for 10 split down                   (4,082,091)      (40,821)            40,821                           0

Issue 24,200,000 shares to acquire USMetals      24,200,000       242,000           (242,000)                          0

Issue 650,000 shares per 2002 Employee
 Compensation Plan                                  650,000         6,500             (6,500)     (480,000)     (480,000)

Increase in Paid in Capital                                                        2,435,358                   2,435,358

Expense 650,000 shares @ $.72 per share                                              480,000                     480,000

Issue 310,000 shares to officers and directors      310,000         3,100             (3,100)                          0

Cancellation of 42,500 common stock                 (42,500)         (425)               425                           0

Capital contributed by a stockholder                                                  84,662                      84,662

Loss from Operations                                                                               (84,544)      (84,544)
                                                 ----------    ----------    ---------------   -----------    ----------

Balance at June 30, 2002                         25,571,067    $  255,711       $  5,417,693   $ (3,237,928)   $2,435,476



The accompanying notes are an integral part of these financial statements.

                                     USCORP
                          (a Development Stage Company)
                        CONSOLIDATED CASH FLOW STATEMENT
                            FOR THE SIX MONTHS ENDING
                         JUNE 30, 2002 AND JUNE 30, 2001

                                                         June 30,     June 30,
                                                          2002         2001
                                                        ---------    ---------
Operating Activities
         Net Loss
Changes in Other Operating Assets & Liabilities:        $ (84,544)   $       -
         Accrued Expenses                                       -            -
                                                        ---------    ---------

Net Cash Provided By (used by) Operations                 (84,544)           -
                                                        ---------    ---------

Financing Activities:
         Contributed Capital by Stockholders               84,662            -
                                                        ---------    ---------

Net Cash Provided by Financing Activities                  84,662            -
                                                        ---------    ---------

Net Increase (decrease) in Cash During Fiscal Year            118            -
Cash  Balance at beginning of Fiscal Year                       -            -
                                                        ---------    ---------
Cash Balance at End of Period                           $     118    $       -
                                                        =========    =========
Supplemental Disclosures of Cash Flow Information:
         Interest Paid During the Fiscal Year                   -            -
         Income Taxes Paid During the Fiscal Year               -            -















The accompanying notes are an integral part of these financial statements.

                             USCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

Nature of Operations

USCorp (the "Company") is a publicly held corporation formed on May 22, 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, The Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to USCorp.

On October 15, 2000, pursuant to an agreement signed on September 1, 2000, the Company's wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger was rescinded in its entirety by the shareholders in January 2002. 6,025,000 shares issued to former management have been cancelled and returned to the Treasury. In addition, effective March 6, 2002 the Company effected a 1:10 reverse split of its common stock. Accordingly, equity has been restated to reflect the number of shares outstanding after the cancellation of said shares and the subsequent reverse split. The statement of operations presented for the three months ended June 30, 2002 and 2001 and the balance sheet presented at June 30, 2002 represent the results of operations and financial position of USCorp and USMetals.

In April 2002 USCorp acquired USMetals, Inc. ("USMetals"), a Nevada corporation as a wholly owned subsidiary. All of our mining business operations are conducted at this time through USMetals. USMetals owns 141 Lode Mining Claims near Bagdad, Arizona that we call the Twin Peaks Mine.

Management Plans

The company has incurred a net loss of approximately $84,662 during 2002. At June 30 2002, current liabilities are $5,364 and current assets are approximately $2,435,476.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

         o    Raise $20,000,000 in a private placement.
         o Resume and complete exploration and drilling on all claims of the Twin Peaks mine.
         o    Build a test plant.
         o    Complete feasibility studies on the Twin Peaks mine.
         o    Bring the Twin Peaks mine to full-scale commercial mining.
         o Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002 and 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, USMetals, Inc. ("USMetals"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company conducts all of its mining operations through its wholly owned subsidiary, USMetals. International Energy Resources, Inc. ("IERI") has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

Mineral Properties

The Company uses the successful efforts method of accounting for mineral properties. Under this methodology, costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the Twin Peaks claims groups are capitalized. Costs to conduct exploration and assay work that does not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved sites will be expensed.

Potential mineral properties that are individually significant will be periodically assessed for impairment of value and a loss will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on the Company's experience of successful drilling and historical lease expirations.

An impairment loss is indicated whenever net capitalized costs exceed expected future net cash flow based on engineering estimates. In this circumstance, the Company will recognize an impairment loss for the amount by which the carrying value of the properties exceeds the estimated fair value (based on discounted cash flow).

On the sale or retirement of a complete claim of proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss will be recognized. On the retirement or sale of a partial claim of property, the cost will be charged to accumulated depletion and amortization with a resulting gain or loss recognized in earnings.

NOTE 2  MINING CLAIMS ACQUIRED AND PURCHASED-APPRAISED VALUES:

The Company owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by 1978 the group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

Appraisal and Valuation

The Late Mr. N. H. Carouso, formerly President of Geo-Processing, Inc., was retained in 1985 by the prior owners of these claims to prepare an Economic Evaluation of the 134 claims in the group at that time. Mr. Carouso earned a Bachelor of Arts and a Master of Science degree from the University of California, College of Engineering, Department of Mineral Technology and Mining. This report was for the recovery of gold and silver only.

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

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the potential availability of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine viability of economical recovery of uranium.

Additional minerals referred to as "Complex Ores" that have been identified on these claims have been ignored due to the expensive and sophisticated process of mining "Complex Ores." Management intends upon receipt of adequate funding to determine the extent of "Complex Ore" deposits and the feasibility of their economical recovery.

Revenue Recognition

Mineral sales result from undivided interests held by the Company in various mineral properties. Sales of minerals will be recognized when delivered to be picked up by the purchaser. Mineral sales from marketing activities will result from sales by the Company of minerals produced by the Company (or affiliated entities) and will be recognized when delivered to purchasers. Mining revenues generated from the Company's day rate contracts, included in mine services revenue, will be recognized as services are performed or delivered.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management's opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized.


Use of Estimates

In Preparing financial statements, generally accepted accounting principles require management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

Major provisions of SFAS Nos. 141 and 142 and their effective dates for the Company are as follows:

o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001.

o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, rented or exchanged, either individually or as part of a related contract, asset or liability.

o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and in August 2001, issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and is effective for the fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS Nos. 143 and 144. However, at this time, the Company does not feel that the impact of these statements will be material to its consolidated financial position or results of operations.

NOTE 3 - STOCKHOLDERS' EQUITY

On May 1, 2002, the Company adopted an employee stock option plan for certain employees with a maximum of 2,045,357 shares, which may be issued and granted exercisable at $.72 per share. During 2002, the Company issued and granted a total of 650,000 options under the plan.

Option Terms. The plan provides for incentive stock options and non-qualified stock options. The committee or the Registrant's Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The committee or the Registrant's Board of Directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of the Registrant's Common Stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the Registrant's outstanding Common Stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of Common Stock purchased upon exercise of the option to identify them as shares of Common Stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the Common Stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of Common Stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of Common Stock otherwise issuable at the time of exercise withheld.

The committee or the Registrant's Board of Directors will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the Registrant's outstanding Common Stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant's employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the Registrant's Common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the Registrant's Common Stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

The Company has decided to expense the value of the options when granted to account for its employee option plan in which compensation is recognized at the date of the grant. The fair market value exercise price of all options was the average of the closing price of the Company's stock for the five day period preceding the registration of the option shares. Accordingly, the compensation cost has been recognized for the options issued.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

General Commitments

The company has secured various commitments related to development and production of its mineral properties contingent upon receipt of adequate funding. It is management's belief that such commitments will not have significant adverse impact to the Company's financial position or results of operations.

Leases

As of the date of this report, all office furniture and equipment has been contributed by a shareholder. In March 2002, the 141 lode mine claims leases were transferred to USMetals, Inc. These claims leases are renewable annually by USMetals. Rent expense under these leases is $14,100 each year.

Litigation

The Company is not a party to any matters of litigation.

NOTE 5 - RELATED PARTY TRANSACTIONS

Joint Venture Agreements

USMetals, Inc. has no joint venture agreements at this time. Mining exploration and development has been performed under the general supervision and direction of International Energy and Resources, Inc., ("IERI") which was under agreement with prior owners of the property. IERI has agreed to provide similar services to the Company upon securing adequate financing. IERI will supervise and direct third parties for the purpose of completing the exploration and development of the Twin Peaks Mine claims group.


NOTE 6 - ACQUISITION OF BUSINESS

On April 2, 2002, the Company acquired USMetals, Inc. ("USMetals") for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp. USMetals owns the 141 lode mining claims known as the Twin Peaks mine near Baghdad, Arizona. The fair value of the property is based upon the values that were estimated by field personnel. The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired
    Property                                                         319,600
    Mine Development
         Hayes Mining, Phillips Mining                               400,000
         American Metals and Minerals                                297,758
         Santa Maria Resources                                       600,000
         International Energy and Resources                          818,000
                                                                   ---------
                  Total fair value of assets                       2,435,358

Liabilities assumed
    Annual Lease Payment                                                   -
                                                                  ----------
                  Estimated fair value of acquisition             $2,435,358
                                                                  ==========

The following summarizes pro forma unaudited projections of results of operations for the first five years of full scale commercial production. These estimates were prepared for a prior owner of the property by Ernst and Whinney. Management believes these projections are a fair representation of the potential of the Twin Peaks Mine. However, management cannot guarantee any particular result in any given year, or that full scale commercial production will commence in any given year or will continue in any succession of years. These pro forma projections are not necessarily indicative of future results.

Please note that the price per ounce of Gold used by Ernst and Whinney in these projections is $400. This price and the corresponding values in the projections which follow should be reduced by 25% in order to reflect the current range of prices per ounce of Gold.

                                                                PROJECTED
                                                                CASH FLOW
                                                              FIRST 5 YEARS

                                          YEAR          YEAR           YEAR           YEAR           YEAR           TOTAL
                                           1             2              3              4              5
                                       -----------   -------------  ------------   -------------  ------------   -------------
Statistics
      Tons of ore mined (000)                  276            690          1,380          2,760          4,140           9,246
      Ore reserve, beginning of year   3.6 million   10.8 million   25.1 million   48.7 million   95.9 million
      New Proven Reserves (Tons)       7.5 million   15.0 million   25.0 million     50 million    100 million   191.8 million
      Ore Grade - Gold (oz/ton)               0.12           0.12           0.12           0.12           0.12
                - Silver (oz/ton)             0.57           0.57           0.57           0.57           0.57
      Tons of Ore processed (000)              276            690          1,380          2,760          4,140           9,246
      Recoverable oz - Gold                 33,120         82,800        165,600        331,200        496,800       1,109,520
                     - Silver              157,320        393,300        786,600      1,573,200      2,359,800       5,270,220
      Sales in oz - Gold                    33,120         82,800        165,600        331,200        496,800       1,109,520
                  - Silver                 157,320        393,300        786,600      1,573,200      2,359,800       5,270,220

------------------------------------   -----------   -------------  ------------   -------------  ------------   -------------
Revenue - Gold @ $400/oz.               13,248,000     33,120,000     66,240,000    132,480,000    198,720,000     443,808,000
        - Silver @ $5/oz.                  786,600      1,966,500      3,933,000      7,866,000     11,799,000      26,351,100
                                       -----------   -------------  ------------   -------------  ------------   -------------
Total Revenue                           14,034,600     35,086,500     70,173,000    140,346,000    210,519,000     470,159,100

Operating Costs:  Mining                 1,290,000      1,770,100      2,760,000      4,560,000      5,904,000      16,284,100
                  Processing             2,021,800      2,692,200      4,162,700      6,517,600      8,805,600      24,199,900
                  G&A (site)               364,200        439,800        666,600       1,069,800     1,473,000       4,013,400
                                       -----------   -------------  ------------   -------------  ------------   -------------
Total Operating Expenses                 3,676,000      4,902,100      7,589,300     12,147,400     16,182,600      44,497,400
Capital Expenditures                     4,629,700      3,846,750      6,574,600     10,135,300     20,456,300      45,642,650
                                       -----------   -------------  ------------   -------------  ------------   -------------
Total Expenditures                       8,305,700      8,748,850     14,163,900     22,282,700     36,638,900      90,140,050
Income Taxes                             4,284,742     13,240,579     27,803,954     57,545,435     87,006,857     189,881,567
Net Cash Flow after Taxes                1,444,158     13,097,071     28,205,146     60,517,865     86,873,243
Accumulated Net Cash Flows               1,444,158     14,541,229     42,746,375    103,264,240    190,137,483     190,137,483
Present Value - Beginning of Year
      10%                                1,312,871     10,824,026     21,190,943     41,334,516     53,941,449     128,603,805
      12%                                1,289,427     10,440,904     20,075,865     38,460,197     49,294,211     119,560,604
      14%                                1,266,805     10,077,771     19,037,670     35,831,434     45,119,240     111,332,920
      16%                                1,244,964      9,733,257     18,069,843     33,423,478     41,361,482     103,833,024

                                                            PROJECTED
                                                           PROFIT/LOSS

                                                          FIRST 5 YEARS


                                       YEAR           YEAR           YEAR            YEAR            YEAR
                                        1              2              3               4               5
                                     ---------     -----------   ------------     ------------     -----------
Net Cash Flow Before Taxes           5,728,900      26,337,650     56,009,100      118,063,000     173,880,100

      Add - Capital Expenditures     4,629,700       3,846,750      6,574,600       10,135,300      20,456,300
      Less - Depreciation             (462,970)       (847,645)    (1,505,105)      (2,518,635)     (4,564,265)
      Less - Depletion (15% Gross)  (2,105,190)     (5,262,975)   (10,525,950)     (21,051,900)    (31,577,850)
                                     ---------     -----------   ------------     ------------     -----------
Taxable Income                       7,790,440      24,073,780     50,552,645      104,627,765     158,194,285

State Income Tax (10%)                 779,044       2,407,378      5,055,265       10,462,777      15,819,429
                                     7,011,396      21,666,402     45,497,381       94,164,989     142,374,857
federal Income Tax (50%)            (3,505,698)    (10,833,201)   (22,748,690)     (47,082,494)    (71,187,428)

Net Income                           3,505,698      10,833,201     22,748,690       47,082,494      71,187,428


The operations of USMetals are included in the accompanying consolidated financial statements subsequent to the acquisition.

NOTE 7 - MINERAL RESERVE DATA (UNAUDITED)

The following estimates of proved reserve quantities and related standardized measure of discounted net cash flows are estimated only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing mining properties.

Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States, in the State of Arizona.

The following is a quote from a report prepared by International Energy and Resources, Inc. (The full report is available from the Company upon written request). All references to "Exhibits" refer to Exhibits of IERI's Report.

"...The Twin Peaks Mine is on the same structure and flat zone as the Phelps Dodge deposit. The claims and previous producing mines are on the Jasper Peak with gold carrying mineralization ... To date, numerous geological, geochemical, and geophysical studies have been conducted to confirm historical assays and establish estimated reserves. In the 1980's over 10,000 feet of core drillings were done and over 1,500 fire assays were conducted. These assays showed an overall average of .14 ounces of gold per ton and .595 ounces of silver per ton, which proves over 652,000 ounces of gold and 2,488,000 ounces of silver in reserve using 1 area covering 3 claims. At $250 per ounce for gold and $5.00 per ounce for silver this represents $175,440,000.00. If we extend the depth to 400 ft. (early miners tunneled to this depth and the drilling results verified ore to this depth) the total amount would be multiplied by 4 and the value would be $701,760,000.00. If we extend the same areas to a depth of 2,000 ft, which is the depth that the Phelps Dodge Mine in Bagdad is being mined, the estimated inferred reserves would be approximately: $3,508,800,000.000 (over 3.5 billion dollars).

Some of the geological, geophysical, and geochemical studies listed above were audited and evaluated by Nicholas H. Carouso, President of Geo-Processing, Inc. which was an independent mining, consulting, and geology firm. Mr. Carouso's report and economic study recommended the continuation of exploration and start of production. (*Excerpts from Carouso's report and assays mentioned above are part of exhibits #4, #5, and #6 [of IERI's Report])

In January 2001, International Energy and Resources, Inc. hired Spooner and Associates to do further geological studies. Spooner and Associates have over 100 years of mining experience (*see Twin Peaks Mine Mining Team). After Spooner and Associates' Senior Geologist Scott Spooner and Cad Drawing Survey Specialist Eric C. Monk audited the geological studies previously mentioned they visited The Twin Peaks Mine in late January 2001. In March of 2001, by recommendation of Spooner and Associates, International Energy and Resources, Inc. mobilized a crew to build approximately 10 miles of road to gain access to the historic Hayes Mining area. This would enable them to conduct further geological studies. (*see exhibit #1 [of IERI's Report]).

In late March 2001 International Energy and Resources, Inc. hired Hillbrands and Western Mining Co. to drill holes so that ore samples could be collected and assayed. They have currently drilled approximately 30 holes measuring 100 ft. in depth for a total of 3,000 ft. of drill cuttings. Spooner and Associates retained over 30 samples for assaying. In conjunction with the drilling operation, Spooner and Associates have also taken numerous ground samples from two different locations surrounding the historic Hayes Mine. These samples have also been assayed. The results of the geological studies were as follows:

Drill hole #30 was subject to a standard fire assay as well as oxidation prior to standard fire assaying. This assay and oxidation process was conducted on cuttings taken at a depth of 40-50ft. The standard fire assay results revealed gold values of .20 opt (ounces of ore per ton); while oxidation followed by fire assaying showed gold values of 1.16 opt. This structure is approximately 3,400 ft. long x 100 ft. wide x 100 ft. in depth. This yields reserves of 2,014,815 tons of ore x 1.16 opt gold equaling 2,337,185 ounces of gold. The lower results from the standard fire assaying are due to the presence of sulfides and arsenides that tend to drive the gold and silver into the slag phase during standard fire assaying (*see exhibit #2). With this in mind it is reasonable to assume that all previous standard fire assays done would increase 5.8 times through oxidation prior to fire assaying.

Rock material from the hanging wall and footwall of the quartz vein were subject to crushing, screening, and fire assaying. The results from the quartz dike revealed an average of .57 opt from fire assaying and 5.8 times or 3.31 opt using the oxidation method. That yields reserves of 16,694,056 ounces of gold. Rock chips were taken from the red conglomerate located just south of the Hayes Mine and just west of the volcanic plug. The fire assays revealed .20 opt of gold. As stated previously oxidation prior to fire assaying should increase the gold amount by 5.8 times to 1.16 opt. This area has ore reserves of 2,395,477 ounces of gold. These three areas have a combined total of 9,138,687 tons of ore, which yields a total of 21,426,718 reserves ounces of gold.

From these studies it is International Energy and Resources, Inc.'s and Spooner and Associates' recommendation that USMetals, Inc...do a fly over to determine areas of mineralization...a six month drilling program using reverse circular and core drilling to depths of 500 ft. per hole in conjunction with a pilot mill to further prove and develop reserves. It is important to note that International Energy And Resources, Inc. hasn't done any work on the Crosby area of the claims, and that history of this area is very favorable to further development."

Potential ore reserves are estimated reserves of ore that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years form known ore deposits under existing economic and operating conditions.

Operating costs and production taxes are estimated with respect to production of mineral properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carryforwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices, except for mineral sales which may be made under terms of contracts which would include fixed and determinable escalation. Future costs and prices could significantly vary from estimated amounts and, accordingly, revisions in the future could be significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION OR PLAN OF OPERATIONS


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

OVERVIEW

Prior to April 2002, the Company, a development-stage company, did not have any business operations.

On April 2, 2002, the Company acquired USMetals, Inc. ("USMetals") for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp. USMetals owns the 141 lode mining claims known as the Twin Peaks mine near Baghdad, Arizona. The fair value of the property is based upon the values that were estimated by field personnel. The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired
    Property                                                         319,600
    Mine Development
         Hayes Mining, Phillips Mining                               400,000
         American Metals and Minerals                                297,758
         Santa Maria Resources                                       600,000
         International Energy and Resources                          818,000
                                                                     -------
                  Total fair value of assets                       2,435,358

Liabilities assumed
    Annual Lease Payment                                                   -
                                                                  ----------
                  Estimated fair value of acquisition             $2,435,358
                                                                  ==========

As a result of the acquisition and change in control of the Company, the following individuals have been added to the Company's board of directors following the closing of the acquisition: Robert Dultz, Michael D. Love, Donald
E. Brown and Tom Owens, an outside director. Mr. Dultz has become the Chairman of the Board of Directors and Mr. Love and Mr. Brown have become Vice Presidents of the Company.

Complete details of the transaction have been disclosed in a Current Report on Form 8-K dated April 2, 2002.

All of the Company's mining business operations are conducted at this time through its subsidiary, USMetals. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

As a result of the acquisition, the Company owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

Appraisal and Valuation

The Late Mr. N. H. Carouso, formerly President of Geo-Processing, Inc., was retained in 1985 by the prior owners of these claims to prepare an Economic Evaluation of the 134 claims in the group at that time. Mr. Carouso earned a Bachelor of Arts and a Master of Science degree from the University of California, College of Engineering, Department of Mineral Technology and Mining. This report was for the recovery of gold and silver only.

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

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the potential availability of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine viability of economical recovery of uranium.

Additional minerals referred to as "Complex Ores" that have been identified on these claims have been ignored due to the expensive and sophisticated process of mining "Complex Ores." Management intends upon receipt of adequate funding to determine the extent of "Complex Ore" deposits and the feasibility of their economical recovery.


MANAGEMENT PLANS

The company has incurred a net loss of approximately $84,662 during 2002. At June 30 2002, current liabilities are $5,364 and current assets are approximately $2,435,476.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

     o    Raise $20,000,000 in a private placement.

     o Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

     o    Build a test plant.

     o    Complete feasibility studies on the Twin Peaks mine.

     o    Bring the Twin Peaks mine to full-scale commercial mining.

     o Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2002 and 2003.


PART II - OTHER INFORMATION


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

During this period the Registrant issued 24,200,000 shares of common stock (the "Acquisition Shares") to the stockholders of USMetals, Inc., in consideration for the acquisition of all the issued and outstanding shares of USMetals.

The Acquisition Shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits :

         99.1 Certification Pursuant to Section 906 of the Sarbanes-oxley Act of 2002

     (b) Reports on Form 8-K:

          In a report dated April 2, 2002, Registrant reported under Item 1, change in control of Registrant; under Item 2, the acquisition of USMetals; Inc., and under Item 5, reported Directors, Proposed Directors, Officers, and Proposed Officers of Registrant; New Committees of the Registrant's Board of Directors.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USCORP



 Date:  August 19, 2002       By:   /s/  Larry Dietz
                                    -------------------------
                                    Larry Dietz
                                    President and Director


                              By:   /s/ Robert Dultz
                                    --------------------------
                                    Robert Dultz
                                    Chairman, Chief Executive Officer,
                                    Chief Financial Officer