Form 10QSB/A
period 2002-06-30
USCORP
filed 2002-08-23
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB/A
                                AMENDMENT NO. 1

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



                                     USCORP
                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION
-------------------------------

 Item 1. Financial Statements

         Independent Auditors Report                                        3

          Consolidated Balance Sheets as of June 30, 2002 and
           September 30, 2001 ...........................................   4

          Consolidated Statements of Operations for the three
           and nine months ended June 30, 2002 and 2001  ................   5

          Consolidated Statement of Shareholders' Equity for
           the period ended June 30, 2002 ...............................   6

          Consolidated Statements of Cash Flows for the
           nine months ended June 30, 2002 and 2001 .....................   7

          Notes to Consolidated Financial Statements .... ...............   8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................  19


PART II -- OTHER INFORMATION
----------------------------

 Item 2. Change in Securities and Use of Proceeds                          22

 Item 6. Exhibits and Reports on Form 8-K...............................   22


SIGNATURE...............................................................   23
--------

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders
USCorp
4535 W. Sahara Ave. Suite 204
Las Vegas, Nevada 89102

I have audited the accompanying consolidated balance sheet of USCorp (formerly Fantasticon, Inc.) and Subsidiary as of June 30, 2002 and the related consolidated statements of income and changes in stockholders' equity, and cash flows for the period ended June 30, 2002 and 2001. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USCorp and Subsidiary, a development stage company, for the dates indicated above and the results of their consolidated operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
August 16, 2002

                              USCORP AND SUBSIDIARY
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

                              USCORP AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
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

                                         USCORP AND SUBSIDIARY
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY
                                    FOR THE PERIOD ENDED JUNE 30,2002


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

                              USCORP AND SUBSIDIARY
                          (a Development Stage Company)
                        CONSOLIDATED CASH FLOW STATEMENT
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

                              USCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

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

In April 2002 USCorp acquired USMetals, Inc. ("USMetals"), a Nevada corporation as a wholly owned subsidiary. All of the Company's mining business operations are conducted at this time through USMetals. USMetals owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits :

         99.1 Certification Pursuant to Section 906 of the Sarbanes-oxley Act of 2002 *

     (b) Reports on Form 8-K:

          In a report dated April 2, 2002, Registrant reported under Item 1, change in control of Registrant; under Item 2, the acquisition of USMetals; Inc., and under Item 5, reported Directors, Proposed Directors, Officers, and Proposed Officers of Registrant; New Committees of the Registrant's Board of Directors.

     * Previously filed

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   USCORP



 Date:  August 23, 2002       By:   /s/  Larry Dietz
                                    -------------------------
                                    Larry Dietz
                                    President and Director


                              By:   /s/ Robert Dultz
                                    --------------------------
                                    Robert Dultz
                                    Chairman, Chief Executive Officer,
                                    Chief Financial Officer