Form 10QSB/A
period 2002-06-30
USCORP
filed 2002-10-08
CIK 873185

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                  FORM 10-QSB/A
                                AMENDMENT NO. 2

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
                                                                ===========     =============

LIABILITIES & STOCKHOLDERS' EQUITY

Shareholders' Equity:
       Common stock, $.01 par value; authorized 100,000,000
        shares; issued, and outstanding 25,571,067 at
        June 30, 2002; 10,560,657 at September 30, 2001.            255,711          105,607
       Additional paid in capital                                 5,417,693        2,567,777
       Retained deficit                                          (3,237,928)      (2,673,384)
                                                                -----------     -------------

       Total Shareholders' Equity                                 2,435,476                -
                                                                -----------     -------------

                                                                -----------     -------------

       Total Liabilities & Shareholders' Equity                 $ 2,435,476     $          -
                                                                ===========     =============




The accompanying notes are an integral part of these financial statements.

                              USCORP AND SUBSIDIARY
                          (a Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDING
                         JUNE 30, 2002 AND JUNE 30, 2001

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

Management Plans

The company has incurred a net loss of approximately $84,544 during 2002. At June 30 2002, current assets are approximately $2,435,476.

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

The Company conducts all of its mining operations through its wholly owned subsidiary, USMetals. International Energy Resources, Inc. ("IERI"), a non-affiliated company, has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

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

NOTE 2  MINING CLAIMS ACQUIRED AND PURCHASED -- APPRAISED VALUES:

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

The following is a statement from Mr. Carouso's report:

"The mining claims project area offers excellent economic potential. With the gold and silver mineralization cropping out at the surface and the favorable topography for surface mining techniques, it is felt that an early cash flow can be expected. The gross dollar potential of the areas evaluated, which the writer (Mr. Carouso) feels represents only about 30% of the potential of the entire group of claims, if combined, could be $280,836,000.00. Even if one then takes a 50% confidence factor as to the grade of ore, the gross dollar potential would be $115,418,000, and with an expected 70% recovery of precious metals, the adjusted gross dollar potential would be $80,792,600.00 based on a spot price of $325/oz, for gold and $6.00/oz. for silver, and mining to a depth of 100 feet."

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the availability of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine viability of economical recovery of uranium.

Additional minerals referred to as "Complex Ores" that have been identified on these claims have been ignored due to the expensive and sophisticated process of mining "Complex Ores." Management intends upon receipt of adequate funding to determine the extent of "Complex Ore" deposits and the feasibility of their economical recovery.

Revenue Recognition

Mineral sales result from undivided interests held by the Company in mineral properties. Sales of minerals will be recognized when delivered to be picked up by the purchaser. Mineral sales from marketing activities will result from sales by the Company of minerals produced by the Company (or affiliated entities) and will be recognized when delivered to purchasers. Mining revenues generated from the Company's day rate contracts, included in mine services revenue, will be recognized as services are performed or delivered.

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

Drill hole #30 was subject to a standard fire assay as well as oxidation prior to standard fire assaying. This assay and oxidation process was conducted on cuttings taken at a depth of 40-50ft. The standard fire assay results revealed gold values of .20 opt (ounces of ore per ton); while oxidation followed by fire assaying showed gold values of 1.16 opt. This structure is approximately 3,400 ft. long x 100 ft. wide x 100 ft. in depth. This yields reserves of 2,014,815 tons of ore x 1.16 opt gold equaling 2,337,185 ounces of gold. The lower results from the standard fire assaying are due to the presence of sulfides and arsenides that tend to drive the gold and silver into the slag phase during standard fire assaying (*see exhibit #2 [of IERI's Report]). With this in mind it is reasonable to assume that all previous standard fire assays done would increase 5.8 times through oxidation prior to fire assaying.

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

Potential ore reserves are estimated reserves of ore that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known ore deposits under existing economic and operating conditions.

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

     The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating relationships or inability to enter into additional operating relationships or agreements,
(iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The following is a statement from Mr. Carouso's report:

"The mining claims project area offers excellent economic potential. With the gold and silver mineralization cropping out at the surface and the favorable topography for surface mining techniques, it is felt that an early cash flow can be expected. The gross dollar potential of the areas evaluated, which the writer (Mr. Carouso) feels represents only about 30% of the potential of the entire group of claims, if combined, could be $280,836,000.00. Even if one then takes a 50% confidence factor as to the grade of ore, the gross dollar potential would be $115,418,000, and with an expected 70% recovery of precious metals, the adjusted gross dollar potential would be $80,792,600.00 based on a spot price of $325/oz, for gold and $6.00/oz. for silver, and mining to a depth of 100 feet."

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the potential of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine viability of economical recovery of uranium.

Additional minerals referred to as "Complex Ores" that have been identified on these claims have been ignored due to the expensive and sophisticated process of mining "Complex Ores." Management intends upon receipt of adequate funding to determine the extent of "Complex Ore" deposits and the feasibility of their economical recovery.

MANAGEMENT PLANS

The company has incurred a net loss of approximately $84,544 during 2002. At June 30 2002, current assets are approximately $2,435,476.

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

The Registrant also issued 650,000 shares to an officer of the Company pursuant to the Company's 2002 Stock Option Plan, 310,000 shares were issued to officers and directors as an inducement to serve the Company without compensation, and the Registrant canceled 42,500 shares previously issued by prior management shortly before the Company ceased operations in 2001.


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

                                    USCORP



 Date:  October 8, 2002       By:   /s/  Larry Dietz
                                    -------------------------
                                    Larry Dietz
                                    President and Director


                              By:   /s/ Robert Dultz
                                    --------------------------
                                    Robert Dultz
                                    Chairman, Chief Executive Officer,
                                    Chief Financial Officer