Form 10KSB
period 2002-09-30
USCORP
filed 2002-12-30
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

                                   (Mark One)

  [X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002

                                       OR

    [_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

Commission File Number: 000-19061

USCORP

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0403330 (I.R.S. Employer Identification No.)

4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102

(Address of principal executive offices)

(702) 933-4034

(Registrant's telephone number, including area code)

-----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value

------------------------------

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year.  $0.0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 24, 2002, the value of such stock was $2,249,668.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent Developments.

Except as set forth herein or otherwise in this Form 10-KSB, information presented here is as of September 30, 2002.

On January 14, 2002 at a Special meeting of the Shareholders of the Company the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively "FM&I") into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I was rescinded and unwound in its entirety by majority vote of the Shareholders of the Company. The Shareholders determined that the terms and conditions of said merger and said Earn Out Agreement had not been met by the parties. It was the consensus of the Shareholders that the then current officers and directors of the Company had abandoned the Company and its business as evidenced by the fact that they were evicted from the corporate offices and the corporate telephone numbers had been disconnected; they had abandoned their corporate responsibilities and failed to prepare and file corporate diligence documents with state, federal and securities regulatory agencies; and they failed to perform their fiduciary duties and responsibilities.

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

Also in connection with the rescission of the Merger, by majority vote of the Shareholders the former officers and directors of the Registrant were replaced and subsequent to the acquisition of USMetals, Inc. on April 2, 2002 new Officers and Board members have been elected. Robert Dultz has been elected Chairman of the Board of Directors and Chief Executive Officer, Larry Dietz was elected a President and director, Carl W. O'Baugh was elected Vice President and director, Donald E. Brown was elected Vice President and director, Michael Love was elected Vice President and director, Spencer Eubank was elected Secretary-Treasurer and a director, and Tom Owens was elected a director of USCorp. Mr. Dietz and Mr. O'Baugh are former officers and directors of the Company under a prior name.

     The Company was originally incorporated as The Movie Greats Network, Inc. on May 22, 1989 under the laws of the State of Nevada. Effective August 4, 1992, the Company changed its name to Program Entertainment Group, Inc.  Effective August 5, 1997 the Company again changed its name to Santa Maria Resources, Inc. The Company entered into an Agreement and Plan of Merger (the "Merger Agreement") dated as of September 1, 2000 by and among Santa Maria Resources, Inc., its subsidiary Fantasticon.com, Inc., a Nevada Company ("Merger Sub"), and Fantasticon.com, Inc., a Delaware Company ("Fantasticon.com DL") Madman Backstage Productions, Inc., a Michigan Company ("Madman"), and Impact Interactive, Inc., a Michigan Company ("Impact"). Pursuant to the Merger Agreement, on October 2, 2000 the Company amended its articles of incorporation, thereby changing its name to Fantasticon, Inc. On October 12, 2000, pursuant to the Merger Agreement, Fantasticon.com DL, Madman and Impact merged with and into Merger Sub (the "Merger"), with Merger Sub surviving as the wholly-owned subsidiary of the Company and successor to the businesses of Fantasticon.com DL, Madman and Impact. Pursuant to the Merger Agreement, the Company effected a 1:2 reverse split of its outstanding capital stock that became effective October 12, 2000.

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

     In 2000 the Company’s then wholly owned subsidiary Fantasticon.com, Inc.,merged as described hereinabove with three other entities and the Company changed its name to Fantasticon, Inc. That merger was rescinded and unwound in its entirety in January 2002 by majority vote of the shareholders as described previously.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective January 14, 2002, the Company's principle executive offices were moved temporarily to 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number changed to (702) 933-4034.

ITEM 3.  LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2002, the Company was not a party to legal proceedings requiring disclosure pursuant to the instructions to this item, and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to the vote of the shareholders during the fourth quarter of the Company's fiscal year ended on September 30, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities are quoted on the OTC Bulletin Board. The Company's shares originally began trading on December 20, 1993 under the symbol "PREG." On August 19, 1997 the Company changed its trading symbol to "SMRR." On October 17, 2000, the Company's trading symbol was changed to "FTST." As March 6, 2002 the Company's current trading symbol is “USCS.”

The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. All figures in the following table have been adjusted to reflect a 1-for-10 split down of the Company's Shares in November 1997, a 1-for-2 split down of the Company's Shares in October 2000, and a 1 for 10 split down of the Company's Shares in March 2002. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD

HIGH

LOW

Quarter ended December 31, 2000

$   17.50

$     3.12

Quarter ended March 30, 2001

$     5.00

$     2.00

Quarter ended June 30, 2001

$   18.70

$     1.20

Quarter ended September 30, 2001

$     1.20

$     0.45

Quarter ended December 31, 2001

$     0.60

$     0.32

Quarter ended March 30, 2002

$     3.50

$     0.35

Quarter ended June 30, 2002

$     3.51

$     0.55

Quarter ended September 30, 2002

$     0.65

$     0.55

On December 24, 2002 the reported closing price for the Company's common stock was $0.80 per share; there were approximately 319 record holders of the Company's shares.

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

The Registrant also issued 310,000 shares to officers and directors as an inducement to serve the Company without compensation. The Registrant canceled 42,500 shares previously issued by prior management shortly before the Company ceased operations in 2001.

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

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the mining industry, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company is a "development stage" company. During the last two quarters of the fiscal year ended September 30, 2002, the Company's operations centered around the development of its mining claims known as the Twin Peaks Mine. During the fiscal year, the Company did not commence commercially viable operations. The annual operating costs incurred to date were primarily for the development of the Company’s mining properties, development and maintenance of the company’s website, legal and accounting costs in conjunction with the Company’s private placement and general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30 2002.

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

Estimated fair value of assets acquired

Property

 $     19,600

Mine Development

Hayes Mining, Phillips Mining

400,000

American Metals and Minerals

297,758

Santa Maria Resources

600,000

International Energy and Resources

   818,000

Total fair value of assets

2,435,358

Liabilities assumed

Annual Lease Payment

      14,108

Estimated fair value of acquisition

$2,449,466

========

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

Appraisal and Valuation

The Late Mr. N. H. Carouso, formerly President of Geo-Processing, Inc., was retained in 1985 by the prior owners of these claims to prepare an Economic Evaluation of the 134 claims in the group at that time. Mr. Carouso earned a Bachelor of Arts and a Master of Science degree from the University of California, College of Engineering, Department of Mineral Technology and Mining. His report was for the recovery of gold and silver only.

The following is a statement from Mr. Carouso's report:

"The mining claims project area offers excellent economic potential. With the gold and silver mineralization cropping out at the surface and the favorable topography for surface mining techniques, it is felt that an early cash flow can be expected. The gross dollar potential of the areas evaluated, which the writer [Mr. Carouso] feels represents only about 30% of the potential of the entire group of claims, if combined, could be $280,836,000.00. Even if one then takes a 50% confidence factor as to the grade of ore, the gross dollar potential would be $115,418,000, and with an expected 70% recovery of precious metals, the adjusted gross dollar potential would be $80,792,600.00 based on a spot price of $325/oz, for gold and $6.00/oz. for silver, and mining to a depth of 100 feet."

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the potential of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine the feasibility of economical recovery of uranium.

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

•

Raise $20,000,000 in a private placement.

•

Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

•

Build a test plant.

•

Complete feasibility studies on the Twin Peaks mine.

•

Bring the Twin Peaks mine to full-scale commercial mining.

•

Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2003 and 2004.

Discussion of Financial Condition.

As of September 30, 2002 the Company had total assets of $2,450,743 with total liabilities of $0 (compared with $0 and $0 respectively for September 30, 2001).

The Company expects to require significant additional funds in order to complete exploration and development of the Twin Peaks Mine. The Company has prepared a private placement memorandum in the amount of $20 million which it seeks to raise from accredited investors. Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will not have adequate funds available to meet its cash needs for the next three (3) months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditors' Report

Audited Financial Statements -

   Balance Sheets

F-2

   Statements of Operations

F-3

   Statements of Changes in Shareholders' Equity

F-4 - F-6

   Statements of Cash Flows

F-7

   Notes to Financial Statements

F-8

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have audited the accompanying balance sheet of USCorp and Subsidiary as of September 30, 2002, 2001, and 2000 and the related restated statements of income and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

December 26, 2002

`F-1

USCORP AND SUBSIDIARY

(a Development State Company)

CONSOLIDATED BALANCE SHEET

	9/30/2002	9/30/2001	9/30/2000
ASSETS
Current Assets:
Cash	1,277	-	-
Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2002	2,115,758	-	-
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2002	333,708

Total Other Assets	2,449,466	-	-

Total Assets	2,450,743	-	-

LIABILITIES & STOCKHOLDERS' EQUITY
Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
600,058 at Sept 30 2000; 1,056,067
at September 30, 2001, and 24,921,073
at September 30, 2002 (adjusted for split down).	249,211	105,607	6,001

Additional paid in capital	5,017,122	2,567,780	2,012,618

Retained deficit	(2,815,590)	(2,673,387)	(2,018,619)
Total Shareholders' Equity	2,450,743	-	-

Total Liabilities & Shareholders' Equity	2,450,743	-	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30th

	9/30/02	9/30/01	9/30/00
Net sales	-	-	-
Less cost of sales	-	-	-
Gross profit	-	-	-
Administrative expenses:
Consulting and Public Relations	17,349	-	8,847
Mining Claim Lease	14,108	-	-
Rent	1,725	-	4,111
Communications and Clerical	11,474	-	3,133
Office administration	-	-	8,608
Registered Agent and Corp. Maintenance	6,832	-	-
Transfer Agent	8,471	-	-
Auto	745	-	-
Bank Charges	136	-	-
Accounting and Legal	52,566	-	-
Office Expenses	9,587	-	-
Hotel	250	-	-
Printing	986	-	-
Officer Expenses	9,054	-	-
Travel	5,141	-	-
Utilities	1,253	-	-
Entertainment	2,527	-	-
Total administrative expenses	142,205	-	24,699
Loss from Operations	(142,205)	-	(24,699)
Other Income (expenses):
Loss on sale of mining claim	-	-	(600,000)
Interest income	-	-	-
Interest expense	-	-	-
Net Loss before income tax provision	(142,205)	-	(624,699)
Provision for income taxes	-	-	-
Net Loss	(142,205)	-	(624,699)
Earnings per common share:
Basic	(0.01)	-	(0.10)
Weighted average of common shares:
(adjusted for split down) Basic	13,131,556	1,056,057	600,058

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2002

	Common Shares	Common Amount	Additional Paid in Capital	Unearned Compensa- tion	Retained Deficit	Total
Inception	0	0	0	0	0	0
Shares issued for Axiom	4,470,000	$5,000	$16,000	-	($376,000)	($355,000)
Issuance of common stock	12,700,000	$12,000	$1,153,000	($63,000)	-	$1,102,000
Amortization of unearned compensation	-	-	-	$4,000	-	$4,000
Net income for the fiscal year 1990	-	-	-	-	$955,000	$955,000
Balance at March 31, 1990	17,170,000	$17,000	$1,169,000	($59,000)	$579,000	$1,706,000
Amortization of unearned compensation	-	-	-	$14,000	-	$14,000
Net income for the fiscal year 1991	-	-	-	-	$1,094,000	$1,094,000
Balance at March 31, 1991	17,170,000	$17,000	$1,169,000	($45,000)	$1,673,000	$2,814,000
Issuance of common stock	150,000	$335	$32,081	-	-	$32,416
Amortization of unearned compensation	-	-	-	$14,000	-	$14,000
Net income for the fiscal year 1992	-	-	-	-	$452,000	$452,000
Balance at March 31, 1992	17,320,000	$17,335	$1,201,081	($31,000)	$2,125,000	$3,312,416
Amortization of unearned compensation	-	-	-	$31,000	-	$31,000
Net loss for the fiscal year 1993	-	-	-	-	($3,147,767)	($3,147,767)
Balance at March 31, 1993	17,320,000	$17,335	$1,201,081	-	($1,022,767)	$195,649
Balance at March 31, 1994	17,320,000	$17,335	$1,201,081	-	($1,086,155)	$132,261
Net loss for the 18 mos. ended 9/30/95	-	-	-	-	($132,261)	($132,261)
Balance at September 30, 1995	17,320,000	$17,335	$1,201,081	-	($1,218,416)	-
Net loss for the fiscal year 1996	-	-	-	-	-	-
Balance at September 30, 1996	17,320,000	$17,335	$1,201,081	-	($1,218,416)	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY, Continued

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2002

	Common Shares	Common Amount	Additional Paid in Capital	Unearned Compen- sation	Retained Deficit	Total
Balance at September 30, 1996	17,320,000	$17,335	$1,201,081	-	($1,218,416)	-
1 for 10 reverse stock split	(15,616,982)	($15,632)	$15,632	-	-	-
Stock issued for mining claim	3,000,000	$3,000	$597,000	-	-	$600,000
Issuance of common stock	1,000,000	$1,000	$59,374	-	-	$60,374
Stock issued for services	297,565	$298	$29,459	-	-	$29,757
Net loss for the fiscal year 1997	-	-	-	-	($90,131)	($90,131)
Balance at September 30, 1997	6,000,583	$6,001	$1,902,546	-	($1,308,547)	$600,000
Capital contributed by stockholder	-	-	$58,668	-	-	$58,668
Net loss for the fiscal year 1998	-	-	-	-	($58,668)	($58,668)
Balance at September 30, 1998	6,000,583	$6,001	$1,961,214	-	($1,367,215)	$600,000
Capital contributed by stockholder	-	-	-	$28,654	-	$28,654
Net loss for the fiscal year 1999	-	-	-	-	($26,705)	($26,705)
Balance at September 30, 1999	6,000,583	$6,001	$1,989,868	-	($1,393,920)	$601,949
Capital contributed by stockholder	-	-	$22,750	-	-	$22,750
Net loss for the fiscal year 2000	-	-	-	-	($624,699)	($624,699)
Balance at September 30, 2000	6,000,583	$6,001	$2,012,618	-	($2,018,619)	-
Adjustment to correct par value error	104,496	$52,445	-	-	-	$52,445
1 for 2 reverse stock split	(3,000,291)	($30,002)	$30,002	-	-	-
Stock issued for Acquisition of Subsidiary	6,500,000	$65,000	($65,000)	-	-	-
Expired Warrants	(130,251)	$1,302	($1,302)	-	-	-
Issuance of common stock	586,120	$5,861	$554,671	-	-	$560,532
Stock issued for compensation	500,000	$5,000	$15,071	-	-	$20,071
Capital contributed by stockholder	-	-	$21,719	-	-	$21,719
Net loss for the fiscal year 2001	-	-	-	-	($654,767)	($654,767)
adjustment for rounding errors	-	-	$1	-	($1)	-
Balance at September 30 2001	10,560,657	$105,607	$2,567,780		($2,673,387)	-

See accompanying Notes to Financial Statements

F-5.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY, Continued

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2002

	Common Shares	Common Amount	Additional Paid in Capital	Unearned Compen- sation	Retained Deficit	Total
Balance at September 30 2001	10,560,657	$105,607	$2,567,780		($2,673,387)	-
Cancellation of 6,025,000 common stock	(6,025,000)	($60,250)	$60,250	-	-	-
Adjustment 1 for 10 split down and rounding	(4,082,084)	($40,821)	$40,821	-	-	-
Issue 24,200,000 shares to acquire USMetals	24,200,000	$242,000	($242,000)	-	-	-
Issue 650,000 shares per 2002 Employee Compensation Plan	650,000	$6,500	($6,500)	-	-	-
Cancel 650,000 shares paid per 2002 Employee Compensation Plan	(650,000)	($6,500)	$6,500	-	-	-
Increase in Paid in Capital	-	-	$2,449,466	-	-	$2,449,466
Issue 310,000 shares to officers and directors	310,000	$3,100	($3,100)	-	-	-
Cancellation of 42,500 common stock	(42,500)	($425)	$425	-	-	-
Capital contributed by a stockholder	-	-	$143,480	-	-	$143,480
Loss from Operations	-	-	-	-	($142,205)	($142,205)
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30th

	9/30/02	9/30/01	9/30/00
Operating Activities:
Net Gain (Loss)	(142,205)	-	(624,699)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	-	-	600,000
Stock issued for services		-	-
Net cash used by operations	(142,205)	-	(24,699)
Financing Activities:
Payable to stockholders	(143,480)	-	(41,237)
Adjustment for rounding error	2
Contributed capital by stockholders	143,480	-	22,750
Net cash provided by financing activities	1,277	-	(18,487)
Net increase (decrease) in cash during the period	1,277	-	(43,186)
Cash balance at beginning of period	-	-	43,186
Cash balance at end of period	1,277	-	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

Nature of Operations

USCorp (the “Company”) is a publicly held corporation formed on May 22, 1989 in the state of Nevada as The Movie Greats Network, Inc. On August 4, 1992, The Company changed its name to the Program Entertainment Group, Inc. and on August 5, 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to USCorp.

On October 15, 2000, pursuant to an agreement signed on September 1, 2000, the Company’s then wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger was rescinded in its entirety by the shareholders in January 2002. 6,025,000 shares issued to former management have been cancelled and returned to the Treasury. In addition, effective March 6, 2002 the Company effected a 1:10 reverse split of its common stock. Accordingly, equity has been restated to reflect the number of shares outstanding after the cancellation of said shares and the subsequent reverse split. The statement of operations and the balance sheet presented for the three years ended September 30, 2002, 2001 and 2000 represent the results of operations and financial position of USCorp and USMetals.

In April 2002 USCorp acquired USMetals, Inc. (“USMetals”), a Nevada corporation as a wholly owned subsidiary and issued 24,200,000 shares of common stock in a 1-for-1 exchange of stock. All of the Company’s mining business operations are conducted at this time through USMetals. USMetals owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

Management Plans

The company has incurred a net loss of approximately $142,205 during 2002. At September 30 2002, current assets are approximately $2,449,466 compared to $0 net loss and $0 assets at September 30, 2001 and September 30, 2000.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

- Raise $20,000,000 in a private placement.

- Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

- Build a test plant.

- Complete feasibility studies on the Twin Peaks mine.

- Bring the Twin Peaks mine to full-scale commercial mining.

-

Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, USMetals, Inc. (“USMetals”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company conducts all of its mining operations through its wholly owned subsidiary, USMetals. International Energy Resources, Inc. (“IERI”), a non-affiliated company, has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

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

Potential mineral properties that are individually significant will be periodically assessed for impairment of value and a loss will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on the Company’s experience of successful drilling and historical lease expirations.

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

NOTE 2  MINING CLAIMS ACQUIRED AND PURCHASED -- APPRAISED VALUES:

The Company owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a well-documented history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by 1978 the group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

The following is a statement from Mr. Carouso’s report:

“The mining claims project area offers excellent economic potential. With the gold and silver mineralization cropping out at the surface and the favorable topography for surface mining techniques, it is felt that an early cash flow can be expected. The gross dollar potential of the areas evaluated, which the writer [Mr. Carouso] feels represents only about 30% of the potential of the entire group of claims, if combined, could be $280,836,000.00. Even if one then takes a 50% confidence factor as to the grade of ore, the gross dollar potential would be $115,418,000, and with an expected 70% recovery of precious metals, the adjusted gross dollar potential would be $80,792,600.00 based on a spot price of $325/oz, for gold and $6.00/oz. for silver, and mining to a depth of 100 feet.”

Other minerals are available from these claims as reported from the United States Geological Survey conducted in 1940. Of the minerals listed, one of the most notable was a content of Uranium Ore, U308 (Yellow Cake) which has a content ranging from .43% to 1.77% by volume. The Company has discussed the potential of mining U308 Uranium Ore. Management intends upon receipt of adequate funding to determine the feasibility of economical recovery of uranium.

Additional minerals referred to as “Complex Ores” that were been identified by the U.S. Geological Survey on these claims have been ignored due to the expensive and sophisticated process of mining “Complex Ores.” Management intends upon receipt of adequate funding to determine the extent of “Complex Ore” deposits and the feasibility of their economical recovery.

Revenue Recognition

Mineral sales will result from undivided interests held by the Company in mineral properties. Sales of minerals will be recognized when delivered to be picked up by the purchaser. Mineral sales from marketing activities will result from sales by the Company of minerals produced by the Company (or affiliated entities) and will be recognized when delivered to purchasers. Mining revenues generated from the Company’s day rate contracts, included in mine services revenue, will be recognized as services are performed or delivered.

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

Recent Accounting Pronouncements

On July 20, 2001, the Financial  Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations,  and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations  completed after June 30,  2001.  SFAS No. 142 is  effective  for fiscal  years  beginning  after December 15, 2001; however, certain provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

Major  provisions  of SFAS Nos.  141 and 142 and their  effective  dates for the Company are as follows:

- All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001.

- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, rented or exchanged, either individually or as part of a related contract, asset or liability.

- Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

On May 1, 2002, the Company adopted an employee stock option plan for certain employees with a maximum of 2,045,357 shares, which may be issued and granted exercisable at $.65 per share. During 2002, the Company issued and granted a total of 650,000 options under the plan. After review by the Company’s legal counsel and auditor it was determined that due to the method by which the options were granted, exercised, issued and converted to stock it was not necessary to report the transaction as an expense to the Company as previously reported on Form 10QSB.

Option Terms. The plan provides for incentive stock options and non-qualified stock options. The committee or the Registrant’s Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The committee or the Registrant’s Board of Directors will determine the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of the Registrant’s Common Stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the Registrant’s outstanding Common Stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of Common Stock purchased upon exercise of the option to identify them as shares of Common Stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the Common Stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of Common Stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of Common Stock otherwise issuable at the time of exercise withheld.

The committee or the Registrant’s Board of Directors will also determine the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the Registrant’s outstanding Common Stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the Registrant’s Common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the Registrant’s Common Stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

General Commitments

The company has secured various commitments related to development and production of its mineral properties contingent upon receipt of adequate funding. It is management’s belief that such commitments will not have significant adverse impact to the Company’s financial position or results of operations.

Leases

As of the date of this report, all office furniture and equipment has been contributed by a shareholder. In March 2002, the 141 lode mine claims leases were transferred to USMetals, Inc. These claims leases are renewable annually by USMetals. Lease expense under these leases is $14,100 each year.

Litigation

The Company is not a party to any matters of litigation.

NOTE 5 - RELATED PARTY TRANSACTIONS

Joint Venture Agreements

USMetals, Inc. has no joint venture agreements at this time. Mining exploration and development has been performed under the general supervision and direction of International Energy and Resources, Inc., (“IERI”) which was under agreement with prior owners of the property. IERI has agreed to provide similar services to the Company upon securing adequate financing. IERI will supervise and direct third parties for the purpose of completing the exploration and development of the Twin Peaks Mine claims group.

 NOTE 6 - ACQUISITION OF BUSINESS

On April 2, 2002, the Company acquired USMetals, Inc. (“USMetals”) for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp. USMetals owns the 141 lode mining claims known as the Twin Peaks mine near Baghdad, Arizona. The fair value of the property is based upon the values that were estimated by field personnel. The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired property	319,600
Mine Development
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000
Total fair value of assets	2,435,358

Liabilities assumed
Annual Lease Payment (subsequent to acquisition)	141,008
Estimated fair value of acquisition	$2,449,466

The following summarizes pro forma unaudited projections of results of operations for the first five years of full scale commercial production. These estimates were prepared for a prior owner of the property by the CPA firm then known as Ernst and Whinney. Management believes these projections are a fair representation of the potential of the Twin Peaks Mine. However, management cannot guarantee any particular result in any given year, or that full scale commercial production will commence in any given year or will continue in any succession of years. These pro forma projections are not necessarily indicative of future results.

Please note that the price per ounce of Gold used by Ernst and Whinney in these projections is $400. This price and the corresponding values in the projections which follow should be reduced by 20% to 25% in order to reflect the current range of prices per ounce of Gold.

PROJECTED

CASH FLOW

FIRST 5 YEARS

YEAR

YEAR

YEAR

YEAR

YEAR

TOTAL

1

2

3

 4

 5

----------

 ------------

------------

-----------

 -----------

 -------------

Statistics

Tons of ore mined (000)

276

69

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

Recoverable oz – Gold

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

--------

----------

----------

 -----------

----------

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

========

========

=========

=========

========

The operations of USMetals are included in the accompanying consolidated financial statements subsequent to the acquisition.

NOTE 7 - MINERAL RESERVE DATA (UNAUDITED)

The following estimates of proved reserve quantities and related standardized measure of discounted net cash flows are estimated only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing mining properties.

Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States, in the State of Arizona.

The following is a quote from a report prepared by International Energy and Resources, Inc. (“IERI”) (The full report is available from the Company upon written request). All references to “Exhibits” refer to Exhibits of IERI’s Report.

“...The Twin Peaks Mine is on the same structure and flat zone as the Phelps Dodge deposit. The claims and previous producing mines are on the Jasper Peak with gold carrying mineralization ... To date, numerous geological, geochemical, and geophysical studies have been conducted to confirm historical assays and establish estimated reserves. In the 1980’s over 10,000 feet of core drillings were done and over 1,500 fire assays were conducted. These assays showed an overall average of .14 ounces of gold per ton and .595 ounces of silver per ton, which proves over 652,000 ounces of gold and 2,488,000 ounces of silver in reserve using 1 area covering 3 claims. At $250 per ounce for gold and $5.00 per ounce for silver this represents $175,440,000.00. If we extend the depth to 400 ft. (early miners tunneled to this depth and the drilling results verified ore to this depth) the total amount would be multiplied by 4 and the value would be $701,760,000.00. If we extend the same areas to a depth of 2,000 ft, which is the depth that the Phelps Dodge Mine in Bagdad is being mined, the estimated inferred reserves would be approximately: $3,508,800,000.000 (over 3.5 billion dollars).

Some of the geological, geophysical, and geochemical studies listed above were audited and evaluated by Nicholas H. Carouso, President of Geo-Processing, Inc. which was an independent mining, consulting, and geology firm. Mr. Carouso’s report and economic study recommended the continuation of exploration and start of production. (Excerpts from Carouso’s report and assays mentioned above are part of exhibits #4, #5, and #6 [of IERI’s Report])

In January 2001, International Energy and Resources, Inc. hired Spooner and Associates to do further geological studies. Spooner and Associates have over 100 years of mining experience (see Twin Peaks Mine Mining Team). After Spooner and Associates’ Senior Geologist Scott Spooner and Cad Drawing Survey Specialist Eric C. Monk audited the geological studies previously mentioned they visited The Twin Peaks Mine in late January 2001. In March of 2001, by recommendation of Spooner and Associates, International Energy and Resources, Inc. mobilized a crew to build approximately 10 miles of road to gain access to the historic Hayes Mining area. This would enable them to conduct further geological studies. (see exhibit #1 [of IERI’s Report]).

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

Drill hole #30 was subject to a standard fire assay as well as oxidation prior to standard fire assaying. This assay and oxidation process was conducted on cuttings taken at a depth of 40-50ft. The standard fire assay results revealed gold values of .20 opt (ounces of ore per ton); while oxidation followed by fire assaying showed gold values of 1.16 opt. This structure is approximately 3,400 ft. long x 100 ft. wide x 100 ft. in depth. This yields reserves of 2,014,815 tons of ore x 1.16 opt gold equaling 2,337,185 ounces of gold. The lower results from the standard fire assaying are due to the presence of sulfides and arsenides that tend to drive the gold and silver into the slag phase during standard fire assaying (see exhibit #2 [of IERI’s Report]). With this in mind it is reasonable to assume that all previous standard fire assays done would increase 5.8 times through oxidation prior to fire assaying.

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

From these studies it is International Energy and Resources, Inc.’s and Spooner and Associates’ recommendation that USMetals, Inc...do a fly over to determine areas of mineralization...a six month drilling program using reverse circular and core drilling to depths of 500 ft. per hole in conjunction with a pilot mill to further prove and develop reserves. It is important to note that International Energy And Resources, Inc. hasn’t done any work on the Crosby area of the claims, and that history of this area is very favorable to further development.”

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

NOTE 8 – INCOME TAXES

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted laws and statutory rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when, in management’s opinion, it is more likely than not that a portion or all of the deferred tax assets will not be realized.

Provision for income taxes is comprised of the following for the years ended September 30th:

2002

2001

2000

Current tax expense

  Federal

$       0

$        0

$       0

  State

        0

        0

        0

$       0

$       0

$       0

=====

=====

 =====

Deferred tax benefit

  Federal

$       0

$       0

$       0

  State

        0

        0

        0

$       0

$       0

$       0

 =====

=====

=====

Deferred tax assets

  Loss carry-forwards

$ 828,536

$ 686,331

$ 686,331

  Valuation allowance

(828,536)

(686,331)

(686,331)

$            0

$            0

$            0

=======

=======

=======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Name

Age

Position Held

Robert Dultz

61

Chief Executive Officer and Chairman

Larry Dietz

55

President and Director

Carl W. O'Baugh

71

Vice President and Director

Don E. Brown

51

Vice President and Director

Michael Love

51

Vice President and Director

Spencer Eubank

51

Secretary, Treasurer and Director

Tom Owens

54

Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2002

Robert  Dultz,  age 61, is  Chairman of the Board,  Chief  Executive Officer,  and  the  Principal  Stockholder  of  the  Registrant.  Mr.  Dultz  is responsible for coordinating and directing the Registrant's  Board of Directors, and chairing the direction of the Registrant. Specializing in finance, Mr. Dultz has acted as an investor and  consultant  for longer than the past 10 years.  He has served on the boards of a number of  publicly  traded  companies  and on the boards of a number of privately held companies  nationally and  internationally. Mr. Dultz has worked with multi-million  dollar budgets. He has been responsible for over $150 million dollars in real estate development and investment.

Larry Dietz,  age 55, is President  and Director of the  Registrant. Mr. Dietz is in charge of Land Management and  Development.  Mr. Dietz brings to the  Registrant  a  seasoned  expertise  in the field of  mining,  as well as an extensive  knowledge of the entire mining  industry in the western United States and  especially  in the State of Arizona.  He is  responsible  for  managing the properties  owned or under the control of the  Registrant as well as identifying additional properties for the Registrant to acquire and/or lease for the purpose of  developing  their  mineral  resources.  While in the U.S.  Navy he had a Top Secret/Crypto security clearance.  He attended the University of Nebraska School of Technology and  Agriculture  where he earned a degree in Drafting,  Surveying and Soil Science.  He has been a consultant to the mining industry since 1982 as President  of Dietz and  Associates.  He authored and released the updated, corrected and expanded versions of the Arizona Mineral Industry Location System (MILS) which is a database  system for use on micro  computers  identifying  all known mineral occurrences  in

Arizona.  Mr. Dietz also  developed and released Mineral Databases from the U.S. Bureau of Mines for the western U.S., as well as a program called DLG1-2 which consists of the Digital Line Graph (DLG) data at a scale of 1:250,000 for the entire U.S. providing graphic displays of the mineral data for use on micro computers. Mr. Dietz is approved by the U.S. Department of Justice to provide  title  evidence and  abstracts  for both surface and mineral rights to lands located in the State of Arizona, and his Land Status Reports are recognized  by the  Vancouver  Stock  Exchange.  He is  registered  as an Expert Witness with the Technical  Advisory Services for Attorneys.  He is currently an associate member of the Society of Mining Engineers of the American Institute of Mining,  Metallurgical and Petroleum Engineers.  Mr. Dietz is also proficient in the use of  computers, database, word-processing, CAD, graphics and communications software.

Carl W.  O'Baugh,  age 71, is Vice  President  and  Director  of the Registrant.  Mr.  O'Baugh is a past  President of American  Metals and Minerals, Inc., a Nevada  Company  which owned mining  claims in central  Arizona.  He was President of Golconda  Gems,  Inc.,  from 1973 to 1985, a wholesale gem cutting, importing  and  distribution  company with  operations  in the United States and Mexico.  Mr.  O'Baugh has served on the Boards of several  public  Companies and brings to the Registrant his knowledge and experience  concerning gems, minerals and  metals,  as well  as his  wholesale,  retail  marketing  and  import-export expertise.  Mr. O'Baugh has  demonstrated  his  capabilities in effective senior corporate management and, in general, in business, by employing over 200 persons and directing the affairs of a corporation  capable of sustaining that number of employees.

Spencer Eubank, age 51, is Secretary,  Treasurer and Director of the Registrant.  Mr.  Eubank is  responsible  for  maintaining the records of the Registrant and works closely with the senior executive management  of the Registrant  in  day-to-day  operations.  Mr.  Eubank has served on the boards of several public, private and not-for-profit  companies as an officer and director including  Pla.Net.Com,  Inc.  (February 1997 to July 1999) and EssxSport  Corp. (January 1996 to March 1998). Mr. Eubank is the owner of an independent research and consulting  service.  Mr. Eubank has degrees in Theology  (B.Th.,  1985) and Sociology (B.A.,  1988).  For 10 years, Mr. Eubank worked in various  capacities for not-for-profit organizations, which served disadvantaged and developmentally disabled  adults  in the  greater Los Angeles area,  and for  over  10  years participated  in the general employ and management of  retail grocery and department stores.

Tom Owens, age 54 is a Director for the Registrant. Mr. Owens is a retired Captain in the US Army. He is also a retired Captain in the Los Angeles Police Department.  Mr. Owens was  involved in every  major case from the  Charles  Manson Tate-LaBianca  murders to O.J.  Simpson's  trial Mr. Owens served four tours of duty in Vietnam  with the U.S.  Marines.  He most recently  served  his  country  as  the  Army's  Communications  Officer  in the occupation of Bosnia-Herzegovina.. Mr. Owens is the owner of a private company that provides investigation services throughout the country.  In the Los Angeles area he conducted investigations for Rodney King's defense and most recently for several victims of the Rampart Division scandal. Mr. Owens is the author of the book "Lying Eyes."  Mr. Owens will serve the Registrant as an  independent Director and on the Registrant's Audit Committee.

Michael Love,  age 51, serves as a  Vice-President  of the  Registrant.  Mr.  Love has demonstrated his capabilities as a corporate executive with more than 25 years of progressive high-level professional domestic and  international  business  experience.  Mr. Love has  demonstrated a proven  ability to develop new  business and maintain  existing  business  using thorough industry knowledge.

From 1976 to 1983 Mr. Love was an Account Executive with MuniciCorp of California,  Merrill, Lynch, Pierce, Fenner & Smith and Smith Barney,  Harris & Upham trading  municipal  bonds and equities with annual gross volume from $200  million to over $800  million.  From 1983 to 1988 Mr. Love was the CEO of North Star  Metals and North Star  Metals  Development  Corp.  in Los Angeles.  While with North Star Metals,  he traded in minor  metals,  negotiated international contracts in amounts of $200 million, raised $25 million to fund a development  project and  developed an  investment  sales  training  program for account executives. From 1988 to 1992 he was the CEO of CML Promotions. Mr. Love promoted  boxing,  6 world title fights,  including Tubbs vs. Tyson in Tokyo. He also negotiated  contracts  for fights in the U.S. and  internationally  in the amount of $40  million.  In 1997 and 1998 Mr.  Love  served as  Chairman  of The African  Times  Newspaper.  As  Chairman  he  was  able  to  increase  worldwide distribution by 300%, increase advertising revenue by 200%, increase circulation by  100%  within  the  first  six  months,  and he  raised  $2  million  through international  events. Mr. Love has been an exceptional  producer,  raising more than a billion  dollars  and  generating  revenue in excess of $10  million  for various  projects  in the  fields of  fundraising,  municipal  bonds,  commodity trading,  marketing of investment and high tech products,  real estate sales and acquisitions,  sports promotions and newspaper  operations.  Mr. Love is a board member of The  African  Times  Newspaper,  a member of the Minor  Metals  Trader Association  (Western Europe),  and a former board member of Archie Moore's "Any Body Can" Foundation. In addition, Mr. Love will serve on the Registrant's Audit Committee.

Donald Brown,  age 51, serves as a  Vice-President  of the Registrant. Mr. Brown's primary area of responsibility will be to manage and direct the proposed oil and gas development  subsidiary and to advise the Board of Directors  regarding  oil and gas business  matters.  He also is in charge of shareholder communications.  Mr. Brown gained his gold exploration and development experience when he served as President of International  Energy and Resources,  Inc.  ("IERI") from January  2001 through  March 2002.  From April 1999 to January  2001,  Mr. Brown served  PetroQuest  Exploration,  Inc. as Vice President.  Mr. Brown founded two successful construction companies: D.E. Brown Construction in Buffalo, New York, which he ran from 1971 until its sale in 1981, and Custom  Cabinets & Interiors, Inc., in Dallas, Texas, which he ran from 1982 until 1989. From 1989 to 1991, he worked in sales for B & R Builders,  Inc. In 1991, Mr. Brown entered the oil and gas industry,  working for Kinlaw Petroleum  Company,  Inc., until 1992, and for Gibraltar Securities, Inc. as Vice President of Investor Relations until the end of 1992. While with Gibraltar  Securities Mr. Brown held Series 22 and Series 63 licenses.  Also in 1992,  he  started H. Moon  Resources,  Inc.,  which  drilled wildcat and development wells,  primarily in West Texas, until its sale in 1995. After the sale of his company,  he joined TBX Resources,  Inc. as Vice President from 1996 to 1997, and Thor-Max  Resources,  Inc. as Vice President from 1997 to 1999.  Mr. Brown has also been  involved in music,  having a  successful  career since 1971,  which included  performing and music production and engineering for several  albums.  Mr. Brown enjoys  performing  and recording  music in his home studio  as a  hobby.  He  has  also  been a  licensed  fitness  and  nutritional consultant since 1994.

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

     Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2002, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal year, USCorp's officers or directors did not devote their full time to the affairs of USCorp.  As reported in previous Form 10-QSB filings by the Company they did not receive compensation for their services, however USCorp's officersreceived shares of the Company's common stock in consideration of their agreement to serve.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the security ownership of executive officers, directors and certain beneficial owners of more than five percent (5%) of issuer's voting securities as of September 30, 2002. Unless otherwise stated, the Company believes the shares indicated were held directly.

Title of Class

Name and

Amount

Percent

Address of

of

of

Beneficial Owner

Ownership

Class

----------------------------------------------------------------------------------------------------------------------

Common

Robert Dultz

19,347,000

77.63%

PO Box 5330

Palm Springs, CA 92263

Common

Larry Dietz

51,000

0.20%

4706 N. 31st Drive

Phoenix, AZ  85017

Common

Spencer Eubank

230,750

0.93%

12314 Palm Drive #149

Desert Hot Springs, CA 92240

Common

Carl O’Baugh

50,250

0.20%

PO Box 158

El Toro, CA 92630

Title of Class

Name and

Amount

Percent

Address of

of

of

Beneficial Owner

Ownership

Class

----------------------------------------------------------------------------------------------------------------------

Common

Don Brown

50,000

0.20%

3369 Lockm0or Lane

Dallas, TX 75220

Common

Tom Owens

10,000

0.04%

PO Box 3184

Orange, CA 92857

Common

Michael Love

50,000

0.20%

14781 Pomerado #135

Poway, CA 92064

Common

U.S. Metals And

Minerals, Inc.

2,700,000

10.83%

Steven M. Lavanway,

President

4706 N. 31st Drive

Phoenix, Arizona 85017

----------------------------------------------------------------------------------------------------------------------

Common

Officers, Directors and

Affiliates as a Group

(8 individuals)

22,489,000

90.24%

======================================================================

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

The exhibits required by Item 601 of Regulation S-B are listed in the Exhibit Index hereto.

(B)  REPORTS ON FORM 8-K

On January 30, 2002, the Company filed a Current Report on Form 8-K detailing the rescission and unwinding of the Merger, change in management and change of the name of the Company to USCorp. In a report dated April 2, 2002, Registrant reported under Item 1, change in control of Registrant; under Item 2, the acquisition of USMetals, Inc., and under Item 5, reported Directors, Proposed Directors, Officers, and Proposed Officers of Registrant; New Committees of the Registrant's Board of Directors.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

/s/ Larry Dietz

Larry Dietz

President and Director

Dated: December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

December 30, 2002

Robert Dultz

Executive Officer

/s/ Larry Dietz

President and Director

December 30, 2002

Larry Dietz

/s/ Donald E. Brown

Vice President and Director

December 30, 2002

Donald E. Brown

/s/ Carl O'Baugh

Vice President and Director

December 30, 2002

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

December 30, 2002

Spencer Eubank

/s/ Tom Owens

Director

December 30, 2002

Tom Owens

CERTIFICATION

PURSUANT TO SECTION 302

THE SARBANES-OXLEY ACT OF 2002

I, Robert Dultz, Chief Executive Officer and acting Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of USCorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ Robert Dultz

Robert Dultz

Chief Executive Officer and acting Chief Financial

Officer

(Principal Executive and Financial Officer)