Form 10QSB
period 2002-12-31
USCORP
filed 2003-02-04
CIK 873185

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------------

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended December 31, 2002

or

[    ] Transition Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from _____ to _______

Commission File Number 000-19061

USCORP

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0403330 (I.R.S. Employer Identification No.)

4535 W. SAHARA AVE. SUITE 204

Las Vegas, NV 89102

---------------------------------------------

(Address of principal executive offices)

(702) 933-4034

------------------

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [_]

As of December 31, 2002, the Registrant had 24,921,071 shares of Common Stock par value $0.01 outstanding.

======================================================================

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of December 31, 2002 (unaudited)

4

Consolidated Statements of Operations for the Three Months Ended

December 31, 2002 and 2001 (unaudited)

5

Consolidated Statements of Cash Flows for the Three Months Ended

December 31, 2002 (unaudited)

6

Consolidated Statements of Shareholders Equity as of December 31, 2002

(unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Controls and Procedures

14

PART II -- OTHER INFORMATION

SIGNATURE

16

CERTIFICATIONS

17

PART I - FINANCIAL INFORMATION

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of December 31, 2002 and 2001 and the related statements of income and changes in stockholders’ equity, and cash flows for the quarter then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp, a development stage company, for the dates indicated above and the results of operations, stockholders’ equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

January 27, 2003

Item 1.  Financial Statements

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

12/31/2002
ASSETS
Current Assets:
Cash	21
Total Current Assets	21
Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2002	2,115,758
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2002	333,708
Total Other Assets	2,449,466
Total Assets	2,449,487

LIABILITIES & STOCKHOLDERS’ EQUITY
Accounts Payable	19,806
Total Liabilities	19,806

Shareholders’ Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at December 31, 2002 and 2001	249,611
Additional paid in capital	5,046,364
Adjustment for rounding errors	1
Retained deficit	(2,866,295)
Total Shareholders’ Equity	2,429,681

Total Liabilities & Shareholders’ Equity	2,449,487

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Operations

For the Three Months Ended December 31, 2002 and 2001

(Unaudited)

	12/31/02	12/31/01
Net sales	-	-
Less cost of sales	-	-
Gross profit	-	-
Administrative expenses:
Registered Agent, Corp Maintenance	1,250	-
Transfer Agent	3,600	-
Filing Agent	502	-
Automobile	340	-
Bank Charges	489	-
Accounting and Legal	2,026	-
Office Expense	4,544	-
Motels/Hotels	-	-
Consulting & Public Relations	17,349	-
Printing	15,901	-
Rent	2,161
Mining Development	-	-
Communications and Clerical	792	-
Travel	1,135
Utilities	419
Restaurants	215
Total administrative expenses	50,723	-
Loss from Operations	(50,703)	-
Net Loss before income tax provision	(50,703)	-
Provision for income taxes	-	-
Net Loss	(50,703)	-
Earnings per common share:
Basic	(0.00)	-
Weighted average of common shares:
(adjusted for split down) Basic	24,921,073	105,607

See Notes to Financial Statements

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the three months ended

December 31, 2002

 (Unaudited)

12/31/02
Operating Activities:
Net Gain (Loss)	(50,703)

Net cash used by operations	(50,703)
Financing Activities:
Consulting Services Paid in Stock	16,667
Contributed capital by stockholder	12,975
Adjustment for rounding errors	(1)
Increase in Accounts Payable	19,806
Net cash provided by financing activities	(1,256)
Net increase (decrease) in cash during the period	(1,256)
Cash balance at beginning of period	1,277
Cash balance at end of period	21

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

(Unaudited)

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741
Issue 40,000 shares per Consulting Agreement	40,000	$400	($400)	-	-	-
Value of Consulting Services Provided	-	-	$16,667	-	-	$16,667
Capital contributed by stockholders	-	-	$12,975	-	-	$12,975
Loss from Operations	-	-	-	-	($50,703)	($50,703)
Balance at December 31, 2002	24,961,073	$249,611	$5,046,364	-	($2,866,295)	$2,429,680

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In 1994 the Company ceased operations and consequently wrote off all its assets, which consisted mainly of motion pictures’ rights and prints, accounts payable and notes payable. On August 4, 1992, the Company changed its name to the Program Entertainment Group, Inc. On August 5, 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and acquired all of the issued and outstanding stock of Fantasticon.com, Inc., a Nevada Corporation.

In October 2000, pursuant to an agreement signed in September 2000, the Company’s wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The Company, through its wholly owned subsidiary, Fantasticon.com, Inc. (Nevada) was a multi-media developer and online entertainment company that operated an Internet-based entertainment community at www.Fantasticon.Com. The web site offered content about science fiction, television, action adventure movies, comic books, and video games. Its operations were located in Southfield, Michigan. The business operations of Fantasticon.com, Inc. ceased in March 2001.

On January 14, 2002 at a Special meeting of the Shareholders of the Company the merger of FANTASTICON.COM, INC., (Delaware), MADMAN BACKSTAGE PRODUCTIONS, INC. and IMPACT INTERACTIVE, INC. (collectively “FM&I”) into FANTASTICON.COM, INC., (Nevada), and that certain Earn Out Agreement between the Company, Michael Lee, the Management of the Company and the Shareholders of FM&I was rescinded and unwound in its entirety by majority vote of the Shareholders of the Company. The Shareholders determined that the terms and conditions of said merger and said Earn Out Agreement had not been met by the parties. It was the consensus of the Shareholders that the then current officers and directors of the Company had abandoned the Company and its business as evidenced by the fact that they were evicted from the corporate offices and the corporate telephone numbers had been disconnected; they had abandoned their corporate responsibilities and failed to prepare and file corporate diligence documents with state, federal and securities regulatory agencies; and they failed to perform their fiduciary duties and responsibilities.

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

In connection with the rescission of the Merger, Fantasticon changed its name to USCorp, pursuant to the Articles of Amendment to the Articles of Incorporation of the Company filed on January 23, 2002 with the Secretary of State of the State of Nevada. Effective from January 15, 2002, the Company’s temporary executive offices are located at 4535 W. Sahara Ave. Suite 204 Las Vegas NV 89102, and its telephone number is (760) 933-4034.

Also in connection with the rescission of the Merger, by majority vote of the Shareholders the former officers and directors of the Registrant were replaced and subsequent to the acquisition of USMetals, Inc. on April 2, 2002 new Officers and Board members have been elected. Robert Dultz has been elected Chairman of the Board of Directors and Chief Executive Officer, Larry Dietz was elected a President and director, Carl W. O’Baugh was elected Vice President and director, Donald E. Brown was elected Vice President and director, Michael Love was elected Vice President and director, Spencer Eubank was elected Secretary-Treasurer and a director, and Tom Owens was elected a director of USCorp. Mr. Dietz and Mr. O’Baugh are former officers and directors of the Company under a prior name.

The statement of operations presented for the three months ended December 31, 2002 and 2001 and the balance sheet presented at December 31, 2002 represent the results of operations and financial position of USCorp only.

Basis of Presentation

(a) The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited financial statements of the Company for the fiscal year ended September 30, 2002. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein.

(b) Significant Accounting Policies - A description of USCorp’s significant accounting policies can be found in the USCorp combined financial statements and the related notes thereto included in the footnotes to the Company’s annual consolidated financial statements for the year ended September 30, 2002 included in its Annual Report filed on Form 10-KSB. The accompanying financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of the financial statements in conformity with U. S. generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Income taxes: The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. A valuation account is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Development Stage Company

The Company has had no revenues since 1994 and its activities have been limited to a developmental nature. The Company therefore has treated its activities since as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No. 7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “retained deficit” and are reported in the Stockholders’ Equity section of the balance sheet.

Loss Per Share

Basic and diluted earnings per share for the three months ended December 31, 2002 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended December 31, 2001 are based on the number of shares then issued and outstanding including those received in the merger by the stockholders of FantastiCon.com and Affiliates’ which subsequently were canceled and returned to the treasury stock of the Corporation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Report.

     The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company’s revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the mining industry, (v) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company’s lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The Company is a “development stage” company. During the past three quarters the Company’s operations centered around the development of its mining claims known as the Twin Peaks Mine. During that time, the Company did not commence commercially viable operations. The operating costs incurred to date were primarily for the development of the Company’s mining properties, development and maintenance of the company’s website, legal and accounting costs in conjunction with the Company’s private placement and general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30 2002.

OVERVIEW

Prior to April 2002, the Company, a development-stage company, did not have any business operations.

On April 2, 2002, the Company acquired USMetals, Inc. (“USMetals”) for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp. USMetals owns the 141 lode mining claims known as the Twin Peaks mine near Baghdad, Arizona. The fair value of the property is based upon the values that were estimated by field personnel and mining professionals. The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired

Property	$19,600
Mine Development
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000

Total fair value of assets	2,435,358

Liabilities assumed
Annual Lease Payment	14,108

Estimated fair value of acquisition	$2,449,466

As a result of the acquisition and change in control of the Company, the following individuals have been added to the Company’s board of directors following the closing of the acquisition: Robert Dultz, Michael D. Love, Donald E. Brown and Tom Owens, an outside director. Mr. Dultz has become the Chairman of the Board of Directors and Mr. Love and Mr. Brown have become Vice Presidents of the Company. Complete details of the transaction have been disclosed in a Current Report on Form 8-K dated April 2, 2002.

Mr. Love and Mr. Brown have not been nominated for reelection to the Board of Directors by the Company’s nominating committee. The remaining Board Members have been nominated for reelection and Ms. Judith Ahrens has also been nominated as a new outside director to serve on the audit committee with Mr. Owen.

All of the Company’s mining business operations are conducted at this time through its subsidiary, USMetals. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

As a result of the acquisition, the Company owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have an anecdotal history of mining activity going back to the native population and the Spaniards who originally explored the area. Documented history of mining activity on these claims is from the middle of the 19th century through the middle of the 20th century. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by the mid-1980’s the group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

Additional minerals referred to as “Complex Ores” that have been identified on these claims have been ignored due to the expensive and sophisticated process of mining “Complex Ores.” Management intends upon receipt of adequate funding to determine the extent of “Complex Ore” deposits and the feasibility of their economical recovery.

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

Discussion of Financial Condition.

As of December 31, 2002 the Company had total assets of $2,449,487 with total liabilities of $19,806 (compared with $0 and $0 respectively for December 31, 2001).

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP

By: /s/ Larry Dietz

Larry Dietz,  President and Director

Date: February 3, 2003

CERTIFICATION

PURSUANT TO SECTION 302

THE SARBANES-OXLEY ACT OF 2002

I, Robert Dultz, Chief Executive Officer and acting Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of USCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ Robert Dultz

Robert Dultz

Chief Executive Officer and acting Chief Financial

Officer

(Principal Executive and Financial Officer)