Form 10QSB
period 2003-03-31
USCORP
filed 2003-05-07
CIK 873185

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------------

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended March 31, 2003

or

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

YES [X]      NO [_]

As of March 31, 2003, the Registrant had 25,236,073 shares of Common Stock par value -.01 outstanding.

======================================================================

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

 Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of March 31, 2003 (unaudited)

4

Consolidated Statements of Operations for the Three and Six Months Ended

March 31, 2003 and 2002 (unaudited)

5

Consolidated Statements of Cash Flows for the Six Months Ended

March 31, 2003 (unaudited)

6

Consolidated Statements of Shareholders’ Equity as of March 31, 2003

(unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Controls and Procedures

14

PART II -- OTHER INFORMATION

SIGNATURE

16

CERTIFICATION

17

PART I - FINANCIAL INFORMATION

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of March 31, 2003 and September 30, 2002 and the related statements of income and changes in stockholders’ equity, and cash flows for the quarter then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

April 29, 2003

Item 1.  Financial Statements

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Balance Sheet

as of March 31, 2003 and September 30, 2002

	3/31/2003	9/30/2002
	(Unaudited)
ASSETS
Current Assets:
Cash	8	1,277

Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2002	2,115,758	2,115,758
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2002	333,708	333,708

Total Other Assets	2,449,466	2,449,466

Total Assets	2,449,474	2,450,743

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable	24,301	-
Total Liabilities	24,301	-

Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at September 30, 2002 24,921,073 and
at March 31, 2003 25,236,073	252,361	249,211

Additional paid in capital	5,131,437	5,017,122

Retained deficit	(2,958,625)	(2,815,590)

Total Shareholders' Equity	2,425,173	2,450,743

Total Liabilities & Shareholders' Equity	2,449,474	2,450,743

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2003 and 2002

(Unaudited)

	6 months ended		3 Months ended
	3/31/2003	3/31/2002	3/31/2003	3/31/2002
Net sales	-	-	-	-
Less cost of sales	-	-	-	-
Gross profit	-	-	-	-

Administrative expenses:
Registered Agent, Corp maintenance	1,250	877	-	877
Transfer Agent	7,534	3,000	3,934	3,000
Filing Agent	1,193	-	692	-
Automobile	924	-	584	-
Bank Charges	495	-	6	-
Accounting and Legal	2,895	14,275	869	14,275
Office Expense	7,526	-	2,982	-
Motels/Hotels	165	-	165	-
Consulting & Public Relations	96,484	9,000	79,135	9,000
Printing	17,510	-	1,609	-
Rent	2,161	-	-	-
Mining Development	0	-	-	-
Communications and Clerical	2,368	4,289	1,575	4,289
Travel	1,135	869	-	869
Utilities	419	-	-	-
Entertainment	994	-	779	-
	-----------	-----------	-----------	-----------
Total administrative expenses	143,053	32,310	92,330	32,310
Loss from Operations	(143,053)	(32,310)	(92,330)	(32,310)
Other Income (expenses):
Interest income	-	-	-	-
Interest expense	-	-	-	-
	-----------	-----------	-----------	-----------
Net Loss before income tax provision	(143,053)	(32,310)	(92,330)	(32,310)
Income tax expense	-	-	-	-
	-----------	-----------	-----------	-----------
Net Loss	(143,053)	(32,310)	(92,330)	(32,310)
	=========	=========	=========	=========
Earnings per common share:
Basic	-	-	-	-
Weighted average of common shares:
Basic	25,013,017	654,399	24,921,073	857,440
	-------------	-------------	-------------	-------------

See Notes to Financial Statements

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the six months ended

March 31, 2003 and March 31, 2002

 (Unaudited)

	3/31/2003	3/31/2002
Operating Activities:
Net Gain (Loss)	(92,330)	(35,104)

Net cash used by operations	(92,330)	(35,104)

Financing Activities:
Consulting Services Paid in Stock	77,085	-
Contributed capital by stockholder	8,888	35,104
Adjustment for rounding errors	-	-
Increase in Accounts Payable	24,313	-

Net cash provided by financing activities	17,956	-

Net increase (decrease) in cash during the period	(13)	-
Cash balance at beginning of period	21	-

Cash balance at end of period	8	-

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

AS OF MARCH 31, 2003

(Unaudited)

			Additional
	Common	Common	Paid in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	($2,815,592)	$2,450,741
Issue 40,000 shares per Consulting Agreement	40,000	$400	($400)	-	-
Value of Consulting Services Provided	-	-	$16,667	-	$16,667
Capital contributed by stockholders	-	-	$12,975	-	$12,975
Loss from Operations	-	-	-	($50,703)	($50,703)
Balance at December 31, 2002 (Unaudited)	24,961,073	$249,611	$5,046,364	($2,866,295)	$2,429,680
Issue 90,000 shares to officers and directors	90,000	$900	($900)	-	-
Issue 40,000 shares per Consulting Agreement	185,000	$1,850	($1,850)	-	-
Value of Consulting Services Provided	-	-	$78,935	-	$77,085
Capital contributed by stockholders	-	-	$8,888	-	$8,888
Loss from Operations	-	-	-	($92,330)	($92,330)

Balance at March 31, 2003 (Unaudited)	25,236,073	$252,361	$5,131,437	($2,958,625)	$2,423,323

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

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

The statement of operations presented for the three months ended March 31, 2003 and 2002 and the balance sheet presented at March 31, 2003 represent the results of operations and financial position of USCorp only.

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

Loss Per Share

Basic and diluted earnings per share for the three months ended March 31, 2003 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended March 31, 2002 are based on the number of shares then issued and outstanding including those received in the merger by the stockholders of FantastiCon.com and Affiliates’ which subsequently were canceled and returned to the treasury stock of the Corporation.

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

The Company is a “development stage” company. During the past four quarters the Company’s operations centered around the development of its mining claims known as the Twin Peaks Mine. During that time, the Company did not commence commercially viable operations. The operating costs incurred to date were primarily for the development of the Company’s mining properties, development and maintenance of the company’s website, legal and accounting costs in conjunction with the Company’s private placement and general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine.

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

Discussion of Financial Condition.

As of March 31, 2003 the Company had total assets of $2,449,474 with total liabilities of $24,301 (compared with no assets and total liabilities of 35,104 respectively for March 31, 2002).

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Robert Dultz

Robert Dultz

Chief Executive Officer and acting Chief Financial

Officer

(Principal Executive and Financial Officer)