Form 10QSB
period 2003-06-30
USCORP
filed 2003-08-13
CIK 873185

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

---------------------

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended June 30, 2003

or

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

YES [X]      NO [_]

As of June 30, 2003, the Registrant had 25,236,073 shares of Common Stock par value -.01 outstanding.

======================================================================

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of June 30, 2003 (unaudited)

4

Consolidated Statements of Operations for the Three and Nine Months Ended

June 30, 2003 and 2002 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of June 30, 2003

(unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended

June 30, 2003 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Controls and Procedures

14

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

15

SIGNATURE

16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheet of USCorp (formerly Fantasticon, Inc.) as of June 30, 2003 and September 30, 2002 and the related statements of income and changes in stockholders’ equity, and cash flows for the quarter then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

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

____________________

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

August 11, 2003

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Balance Sheet

as of June 30, 2003 and September 30, 2002

	6/30/2003	9/30/2002
	(Unaudited)
ASSETS
Current Assets:
Cash	2	1,277

Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2002	2,115,758	2,115,758
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2002	333,708	333,708

Total Other Assets	2,449,466	2,449,466

Total Assets	2,449,468	2,450,743

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable	14,086	-
Total Liabilities	14,086	-

Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at September 30, 2002 24,921,073 and
at June 30, 2003 25,236,073	252,361	249,211

Additional paid in capital	5,158,492	5,017,122

Retained deficit	(2,975,471)	(2,815,590)

Total Shareholders' Equity	2,435,382	2,450,743

Total Liabilities & Shareholders' Equity	2,449,468	2,450,743

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Operations

For the Three Months Ended June 30, 2003 and 2002 and

For the Nine Months Ended June 30, 2003 and 2002

(Unaudited)

	9 months	9 months	3 Months	3 Months
	6/30/2003	6/30/2002	6/30/2003	6/30/2002
Net sales	-	-	-	-
Less cost of sales	-	-	-	-
Gross profit	-	-	-	-

Administrative expenses:
Registered Agent, Corp maintenance	1,830	1,250	1,830	-
Transfer Agent	12,546	7,534	5,012	3,934
Filing Agent	1,885	1,193	692	692
Automobile	1,395	924	471	584
Bank Charges	501	495	6	6
Accounting and Legal	2,921	2,895	882	869
Office Expense	10,648	7,526	3,149	2,982
Motels/Hotels	229	165	64	165
Consulting & Public Relations	96,734	96,484	250	79,135
Printing	18,124	17,510	614	1,609
Rent	2,161	2,161	-	-
Mining Development	-	-	-	-
Communications and Clerical	4,456	2,368	2,088	1,575
Travel	1,735	1,135	600	-
Utilities	605	419	186	-
Entertainment	2,007	994	1,012	779
	-----------	-----------	-----------	-----------
Total administrative expenses	157,777	143,053	16,855	92,330
Loss from Operations	(157,777)	(143,053)	(16,855)	(92,330)
Other Income (expenses):
Interest income	-	-	-	-
Interest expense	-	-	-	-
	-----------	-----------	-----------	-----------
Net Loss before income tax provision	(157,777)	(143,053)	(16,855)	(92,330)
Income tax expense	-	-	-	-
	-----------	-----------	-----------	-----------
Net Loss	(157,777)	(143,053)	(16,855)	(92,330)
	========	========	========	========
Earnings per common share:
Basic	-	-	-	-
Weighted average of common shares:
Basic	25,013,017	25,013,017	24,921,073	24,921,073
	--------------	---------------	---------------	---------------

See Notes to Financial Statements

USCORP AND SUBSIDIARY

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the nine months ended

June 30, 2003 and June 30, 2002

 (Unaudited)

	6/30/2003	6/30/2002
Operating Activities:
Net Gain (Loss)	(157,777)	(84,544)

Net cash used by operations	(157,777)	(84,544)
Financing Activities:
Consulting Services Paid in Stock	96,734	-
Contributed capital by stockholder	48,945	84,662
Adjustment for rounding errors	-	-
Increase in Accounts Payable	14,086	-
Net cash provided by financing activities	1,989	118
Net increase (decrease) in cash during the period	(6)	118
Cash balance at beginning of period	8	-
Cash balance at end of period	2	118

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

FOR THE NINE MONTHS ENDED JUNE 30, 2003

(Unaudited)

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741
Issue 40,000 shares per Consulting Agreement	40,000	$400	($400)	-	-	-
Value of Consulting Services Provided	-	-	$16,667	-	-	$16,667
Capital contributed by stockholders	-	-	$12,975	-	-	$12,975
Loss from Operations	-	-	-	-	($50,703)	($50,703)
Balance at December 31, 2002	24,961,073	$249,611	$5,046,364	-	($2,866,295)	$2,429,680
Issue 90,000 shares to officers and directors	90,000	$900	($900)	-	-	-
Issue 40,000 shares per Consulting Agreement	185,000	$1,850	($1,850)	-	-	-
Value of Consulting Services Provided	-	-	$78,935	-	-	$78,935
Capital contributed by stockholders	-	-	$8,888	-	-	$8,888
Loss from Operations	-	-	-	-	($92,330)	($92,330)
Balance at March 31, 2003	25,236,073	$252,361	$5,131,437	-	($2,958,625)	$2,425,173
Capital contributed by stockholders	-	-	$27,055	-	-	$27,055
Loss from Operations	-	-	-	-	($16,846)	($16,846)
Balance at June 30, 2003	25,236,073	$252,361	$5,158,492	-	($2,975,471)	$2,435,382

See Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003 and 2002

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

USCORP AND SUBSIDIARY

(a Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003 and 2002

Notes Continued

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

The statement of operations presented for the three months ended June 30, 2003 and 2002 and the balance sheet presented at June 30, 2003 represent the results of operations and financial position of USCorp only.

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

USCORP AND SUBSIDIARY

(a Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003 and 2002

Notes Continued

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

Loss Per Share

Basic and diluted earnings per share for the three months ended June 30, 2003 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended June 30, 2002 are based on the number of shares then issued and outstanding including those received in the merger by the stockholders of FantastiCon.com and Affiliates’ which subsequently were canceled and returned to the treasury stock of the Corporation.

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

The Company is a “development stage” company. During the past quarter the Company’s operations were centered on the development of its mining claims known as the Twin Peaks Mine. During that time, the Company did not commence commercially viable operations. The operating costs incurred to date were primarily for the development of the Company’s mining properties, development and maintenance of the company’s website, legal and accounting costs and general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine.

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations  is a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30 2002.

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

Discussion of Financial Condition.

As of June 30, 2003 the Company had total assets of $2,449,468 with total liabilities of $14,086 (compared with assets of $2,435,476 and total liabilitiesof $5,364 respectively for June 30, 2002).

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

31.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

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

Date: August 12, 2003