Form 10KSB
period 2003-09-30
USCORP
filed 2003-12-24
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

                                   (Mark One)

  [X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 12, 2003, the value of such stock was $1,546,123.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent Developments.

Except as set forth herein or otherwise in this Form 10-KSB, information presented here is as of September 30, 2003.

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

In connection with the rescission of the Merger, Fantasticon changed its name to USCorp, pursuant to the Articles of Amendment to the Articles of Incorporation of the Company filed on January 23, 2002 with the Secretary of State of the State of Nevada. Effective from January 15, 2002, the Company's executive offices are located at 4535 W. Sahara Ave. Suite 204 Las Vegas NV 89102, and its telephone number is (760) 933-4034.

Also in connection with the rescission of the Merger, by majority vote of the Shareholders the former officers and directors of the Registrant were replaced and subsequent to the acquisition of USMetals, Inc. on April 2, 2002 new Officers and Board members have been elected. The current officers and directors are as follows: Robert Dultz was elected Chairman of the Board of Directors and Chief Executive Officer, Larry Dietz was elected a President and director, Carl W. O'Baugh was elected Vice President and director, Spencer Eubank was elected Secretary-Treasurer and a director, Tom Owens was elected a director and Judith Ahrens was elected a director of USCorp. Mr. Dietz and Mr. O'Baugh are former officers and directors of the Company under a prior name.

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

     In 2000 the Company’s then wholly owned subsidiary Fantasticon.com, Inc., merged as described hereinabove with three other entities and the Company changed its name to Fantasticon, Inc. That merger was rescinded and unwound in its entirety in January 2002 by majority vote of the shareholders as described previously.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective January 14, 2002, the Company's principle executive offices were moved to 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number changed to (702) 933-4034.

ITEM 3.  LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2003, the Company was not a party to legal proceedings requiring disclosure pursuant to the instructions to this item, and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to the vote of the shareholders during the fourth quarter of the Company's fiscal year ended on September 30, 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities are quoted on the OTC Bulletin Board. The Company's shares originally began trading on December 20, 1993 under the symbol "PREG." On August 19, 1997 the Company changed its trading symbol to "SMRR." On October 17, 2000, the Company's trading symbol was changed to "FTST." As of March 6, 2002 the Company's current trading symbol is “USCS.”

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

PERIOD

HIGH

LOW

Quarter ended December 31, 2001

$     0.60

$     0.32

Quarter ended March 30, 2002

$     3.50

$     0.35

Quarter ended June 30, 2002

$     3.51

$     0.55

Quarter ended September 30, 2002

$     0.65

$     0.55

Quarter ended December 31, 2002

$     3.00

$     0.31

Quarter ended March 30, 2003

$     1.01

$     0.31

Quarter ended June 30, 2003

$     0.40

$     0.31

Quarter ended September 30, 2003

$     0.45

$     0.27

On December 15, 2003 the reported closing price for the Company's common stock was $0.45 per share; there were approximately 293 record holders of the Company's shares.

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

During this period the Registrant issued 90,000 shares to directors as an inducement to serve the Company without compensation.

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

The Company is a "development stage" company. During fiscal year ended September 30, 2003, the Company's operations centered on the development of USMetals’ mining property known as the Twin Peaks Mine. During the fiscal year, the Company did not commence commercially viable operations. The annual operating costs incurred to date were primarily for the development of the Company’s mining properties, development and maintenance of the company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine. The annual lease payment for the 141 claims was $100 per claim for a total of $14,100.

The Company borrowed $20,000 from two shareholders, for a total of $40,000. The terms of the two loans were identical; a summary of those terms is as follows: The full amount of this note is due and payable no later than September 30, 2004; The agreed amount of interest was twenty thousand (20,000) shares of USCorp common stock (the interest was paid by a non-affiliated shareholder); The $20,000 principal is payable in lawful money of the United States of America on first funding basis as received from any source in the amount of $300,000 US or more; Lender has the right to convert this note to shares of USCorp common stock at any time prior to the full payment of all Principle by Borrower. The conversion rate is agreed to be $0.40 US per share.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30 2003.

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

   818,000

Total fair value of assets

2,435,358

Liabilities assumed

Annual Lease Payments 2002 and 2003

      28,208

Estimated fair value of acquisition

$2,463,566

========

Complete details of the transaction have been disclosed in a Current Report on Form 8-K dated April 2, 2002.

All of the Company's mining business operations are conducted at this time through its subsidiary, USMetals. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

As a result of the acquisition, the Company owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

- Raise $20,000,000 to complete mining plan of operations.

- Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

- Complete test plant work at International Energy and Resources’ nearby test facility.

- Complete feasibility studies on the Twin Peaks mine.

- Bring the Twin Peaks mine to full-scale commercial mining.

- Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2004 and 2005.

Discussion of Financial Condition.

As of September 30, 2003 the Company had total assets of $2,523,121 with total liabilities of $16,835 (compared with $2,450,743 and $0 respectively for September 30, 2002).

The Company expects to require significant additional funds in order to complete exploration and development of the Twin Peaks Mine. The Company has prepared a private placement memorandum in the amount of $20 million which it seeks to raise from accredited investors. Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditors' Report

F-1

Audited Financial Statements -

   Balance Sheets

F-2

   Statements of Operations

F-3

   Statements of Changes in Shareholders' Equity

F-4 - F-5

   Statements of Cash Flows

F-6

   Notes to Financial Statements

F-7

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have audited the accompanying balance sheet of USCorp and Subsidiary as of September 30, 2003, 2002, and 2001 and the related restated statements of income and changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

December 15, 2003

USCORP AND SUBSIDIARY

(a Development State Company)

CONSOLIDATED BALANCE SHEET

	9/30/2003	9/30/2002	9/30/2001
ASSETS
Current Assets:
Cash	59,555	1,277	-

Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2003	2,115,758	2,115,758	-
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2003	347,808	333,708	-

Total Other Assets	2,463,566	2,449,466	-

Total Assets	2,523,121	2,450,743	-

LIABILITIES & STOCKHOLDERS' EQUITY
		-	-
Accounts Payable	16,835	-	-
Total Liabilities	16,835	-	-

Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at September 30, 2001 1,056,067
at September 30, 2002 24,921,073
at September 30, 2003 25,793,073	257,931	249,212	105,607

Additional paid in capital	5,402,658	5,017,123	2,567,780

Retained deficit	(3,154,303)	(2,815,592)	(2,673,387)

Total Shareholders' Equity	2,506,286	2,450,743	-

Total Liabilities & Shareholders' Equity	2,523,121	2,450,743	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30th

	9/30/2003	9/30/2002	9/30/2001
Net sales	-	-	-
Less cost of sales	-	-	-
Gross profit	-	-	-

Administrative expenses:
Registered Agent, Corp maintenance	3,740	660	-
Transfer Agent	18,935	6,389	-
Filing Agent	2,246	361	-
Automobile	1,748	353	-
Bank Charges	531	30	-
Accounting and Legal	3,433	500	-
Office Expense	16,720	6,072	-
Motels/Hotels	479	250	-
Consulting & Public Relations	241,386	2,860	-
Printing	18,357	233	-
Rent	2,359	198	-
Mining Development	14,100	14,100	-
Communications and Clerical	8,603	4,147	-
Travel	2,235	500	-
Utilities	1,331	726	-
Entertainment	2,508	501	-
	-----------	-----------	-----------
Total administrative expenses	338,711	37,880	0
Loss from Operations	(338,711)	(37,880)	0
Other Income (expenses):
Interest income	-	-	-
Interest expense	-	-	-
	-----------	-----------	-----------
Net Loss before income tax provision	(338,711)	(37,880)	0
Income tax expense	-	-	-
	-----------	-----------	-----------
Net Loss	(338,711)	(37,880)	0
	===========	===========	===========
Earnings per common share:
Basic	-	-	-
Weighted average of common shares:
Basic	25,107,347	13,131,556	1,056,057
	-----------	-----------	-----------

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2003

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Inception	-	-	-	-	-	-
Shares issued for Axiom	4,470,000	$5,000	$16,000	-	($376,000)	($355,000)
Issuance of common stock	12,700,000	$12,000	$1,153,000	($63,000)	-	$1,102,000
Amortization of unearned compensation	-	-	-	$4,000	-	$4,000
Net income for the fiscal year 1990	-	-	-	-	$955,000	$955,000
Balance at March 31, 1990	17,170,000	$17,000	$1,169,000	($59,000)	$579,000	$1,706,000
Amortization of unearned compensation	-	-	-	$14,000	-	$14,000
Net income for the fiscal year 1991	-	-	-	-	$1,094,000	$1,094,000
Balance at March 31, 1991	17,170,000	$17,000	$1,169,000	($45,000)	$1,673,000	$2,814,000
Issuance of common stock	150,000	$335	$32,081	-	-	$32,416
Amortization of unearned compensation	-	-	-	$14,000	-	$14,000
Net income for the fiscal year 1992	-	-	-	-	$452,000	$452,000
Balance at March 31, 1992	17,320,000	$17,335	$1,201,081	($31,000)	$2,125,000	$3,312,416
Amortization of unearned compensation	-	-	-	$31,000	-	$31,000
Net loss for the fiscal year 1993	-	-	-	-	($3,147,767)	($3,147,767)
Balance at March 31, 1993	17,320,000	$17,335	$1,201,081	-	($1,022,767)	$195,649
Balance at March 31, 1994	17,320,000	$17,335	$1,201,081	-	($1,086,155)	$132,261
Net loss for the 18 mos. ended 9/30/95	-	-	-	-	($132,261)	($132,261)
Balance at September 30, 1995	17,320,000	$17,335	$1,201,081	-	($1,218,416)	-
Net loss for the fiscal year 1996	-	-	-	-	-	-
Balance at September 30, 1996	17,320,000	$17,335	$1,201,081	-	($1,218,416)	-
1 for 10 reverse stock split	(15,616,982)	($15,632)	$15,632	-	-	-
Stock issued for mining claim	3,000,000	$3,000	$597,000	-	-	$600,000
Issuance of common stock	1,000,000	$1,000	$59,374	-	-	$60,374
Stock issued for services	297,565	$298	$29,459	-	-	$29,757
Net loss for the fiscal year 1997	-	-	-	-	($90,131)	($90,131)
Balance at September 30, 1997	6,000,583	$6,001	$1,902,546	-	($1,308,547)	$600,000
Capital contributed by stockholder	-	-	$58,668	-	-	$58,668
Net loss for the fiscal year 1998	-	-	-	-	($58,668)	($58,668)
Balance at September 30, 1998	6,000,583	$6,001	$1,961,214	-	($1,367,215)	$600,000
Capital contributed by stockholder	-	-	$28,654	-	-	$28,654
Net loss for the fiscal year 1999	-	-	-	-	($26,705)	($26,705)
Balance at September 30, 1999	6,000,583	$6,001	$1,989,868	-	($1,393,920)	$601,949
Capital contributed by stockholder	-	-	$22,750	-	-	$22,750
Net loss for the fiscal year 2000	-	-	-	-	($624,699)	($624,699)
Balance at September 30, 2000	6,000,583	$6,001	$2,012,618	-	($2,018,619)	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2003 – continued.

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2000	6,000,583	$6,001	$2,012,618	-	($2,018,619)	-
Adjustment to correct par value error	104,496	$52,445	-	-	-	$52,445
1 for 2 reverse stock split	(3,000,291)	($30,002)	$30,002	-	-	-
Stock issued for Acquisition of Subsidiary	6,500,000	$65,000	($65,000)	-	-	-
Expired Warrants	(130,251)	$1,302	($1,302)	-	-	-
Issuance of common stock	586,120	$5,861	$554,671	-	-	$560,532
Stock issued for compensation	500,000	$5,000	$15,071	-	-	$20,071
Capital contributed by stockholder	-	-	$21,719	-	-	$21,719
Net loss for the fiscal year 2001	-	-	-	-	($654,767)	($654,767)
adjustment for rounding errors	-	-	$1	-	($1)	-
Balance at Septebmer 30 2001	10,560,657	$105,607	$2,567,780	-	($2,673,387)	($0)
Cancellation of 6,025,000 common stock	(6,025,000)	($60,250)	$60,250	-	-	-
Adjustment 1 for 10 split down and rounding	(4,082,084)	($40,821)	$40,821	-	-	-
Issue 24,200,000 shares to acquire USMetals	24,200,000	$242,000	($242,000)	-	-	-
Issue shares per 2002 Employee Compensation Plan	650,000	$6,500	($6,500)	-	-	-
Cancel 650,000 shares	(650,000)	($6,500)	$6,500	-	-	-
Increase in Paid in Capital	-	-	$2,449,466	-	-	$2,449,466
Issue 310,000 shares to officers and directors	310,000	$3,100	($3,100)	-	-	-
Cancellation of 42,500 common stock	(42,500)	($425)	$425	-	-	-
Capital contributed by a stockholder	-	-	$143,480	-	-	$143,480
Loss from Operations	-	-	-	-	($142,205)	($142,205)
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741
Issue shares per Consulting Agreement	40,000	$400	($400)	-	-	-
Value of Consulting Services Provided	-	-	$16,667	-	-	$16,667
Issue 90,000 shares to officers, directors	90,000	$900	($900)	-	-	-
Issue shares per Consulting Agreements	185,000	$1,850	($1,850)	-	-	-
Value of Consulting Services Provided	-	-	$78,935	-	-	$78,935
Cancel shares	(100,000)	($1,000)	$1,000	-	-	-
Cancel Value of Services	-	-	($42,668)	-	-	($42,668)
Issue shares per Consulting Agreements	82,000	$820	($820)	-	-	-
Value of Consulting Services Provided	-	-	$24,600	-	-	$24,600
Issue shares per Consulting Agreements	575,000	$5,750	($5,750)	-	-	-
Value of Consulting Services Provided	-	-	$155,250	-	-	$155,250
Capital contributed by stockholders	-	-	$121,472	-	-	$121,472
Loan from stockholders	-	-	$40,000	-	-	$40,000
Loss from Operations	-	-	-	-	($338,711)	($338,711)
Balance at September 30, 2003	25,793,073	$257,931	$5,402,658	-	($3,154,303)	$2,506,286

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30th

	9/30/2003	9/30/2002	9/30/2001
Operating Activities:
Net Gain (Loss)	(338,711)	(157,777)	-

Net cash used by operations	(338,711)	(157,777)	-
Financing Activities:
Consulting Services Paid in Stock	241,386	96,734	-
Contributed capital by stockholders	121,472	48,945	-
Shareholder Loan	40,000	-	-
Adjustment for rounding errors	-	-	-
Increase in Accounts Payable	16,835	14,086	-
Net cash provided by financing activities	80,982	1,989	-
Net increase (decrease) in cash during the period	58,258	(6)	-
Cash balance at beginning of period	1,298	8	-
Cash balance at end of period	59,555	2	-

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

On October 15, 2000, pursuant to an agreement signed on September 1, 2000, the Company’s then wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger was rescinded in its entirety by the shareholders in January 2002. 6,025,000 shares issued to former management have been cancelled and returned to the Treasury. In addition, effective March 6, 2002 the Company effected a 1:10 reverse split of its common stock. Accordingly, equity has been restated to reflect the number of shares outstanding after the cancellation of said shares and the subsequent reverse split. The statement of operations and the balance sheet presented for the three years ended September 30, 2003, 2002 and 2001 represent the results of operations and financial position of USCorp and USMetals.

In April 2002 USCorp acquired USMetals, Inc. (“USMetals”), a Nevada corporation as a wholly owned subsidiary and issued 24,200,000 shares of common stock in a 1-for-1 exchange of stock. All of the Company’s mining business operations are conducted at this time through USMetals. USMetals owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

Management Plans

The company has incurred a net loss of approximately $338,711 during 2003. At September 30 2003, current assets are approximately $2,523,121 compared to $157,777 net loss and $2,450,743 assets at September 30, 2002 and $0 net loss and $0 assets at September 30, 2001.

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

- Raise $20,000,000 to complete the company’s mining plan of operations.

- Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

- Complete testing operations at International Energy and Resources’ nearby test plant.

- Complete feasibility studies on the Twin Peaks mine.

- Bring the Twin Peaks mine to full-scale commercial mining.

- Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its current obligations in 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, USMetals, Inc. (“USMetals”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company conducts all of its mining operations through its wholly owned subsidiary, USMetals. International Energy and Resources, Inc. (“IERI”), a non-affiliated company, has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.  Subsequent to the fiscal year reported on this Form 10-KSB, On October 29, 2003, USCorp announced through a press release our intention to acquire IERI and its mining property pending completion of our due diligence on the corporation and its Arizona gold and silver mining property.

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

NOTE 3 - STOCKHOLDERS’ EQUITY

On May 1, 2002, the Company adopted an employee stock option plan for certain employees with a maximum of 2,045,357 shares. During 2003, the Company issued and granted a total of 782,000 options under the plan: 40,000 at .43 per share, 185,000 at .44 per share (100,000 of which were subsequently canceled and returned to the treasury stock of the company), 32,000 at .31 per share and 575,000 at .28 per share, per share price being the closing price on the date the shares were issued.

After review by the Company’s legal counsel and auditor it was determined that due to the method by which the options were granted, exercised, issued and converted to stock it was not necessary to report the transaction as an expense to the Company.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Joint Venture Agreements

USMetals, Inc. has no joint venture agreements as of September 30, 2003. Mining exploration and development has been performed under the general supervision and direction of International Energy and Resources, Inc. (“IERI”), which was under agreement with prior owners of the property. IERI has agreed to provide similar services to the Company upon securing adequate financing. IERI will supervise and direct third parties for the purpose of completing the exploration and development of the Twin Peaks Mine claims group.

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

Estimated fair value of assets acquired property	319,600
Mine Development
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000
Total fair value of assets	2,435,358

Liabilities assumed
Annual Lease Payments (subsequent to acquisition)	14,108
Estimated fair value of acquisition	$2,449,466

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

Please note that the price per ounce of Gold used by Ernst and Whinney in these projections is $400 and $5.00 per ounce for Silver. These prices and the corresponding values in the projections which follow should be increased or decreased as necessary in order to reflect the current range of prices per ounce of Gold and Silver ($409 and $5.59 per ounce respectively on December 15, 2003). The tonnage figures are based on a 276 day work year, mining 1,000 tons per day (tpd) the first year, 2,500 tpd in year two, 5,000 tpd in year three, 10,000 tpd in year four and 15,000 tpd in year 5.

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

The following is a quote from a report prepared by International Energy and Resources, Inc. (“IERI”) (The full report is available from the Company upon written request). All references to “Exhibits” refer to Exhibits of IERI’s Report. Please note that the price for gold used was $250 per ounce and $5.00 per ounce for silver. The values for gold and silver should be increased by the reader to reflect the current prices for these commodities.

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

From these studies it is International Energy and Resources, Inc.’s and Spooner and Associates’ recommendation that USMetals, Inc..do a fly over to determine areas of mineralization, a six month drilling program using reverse circular and core drilling to depths of 500 ft. per hole in conjunction with a pilot mill to further prove and develop reserves. It is important to note that International Energy and Resources, Inc. hasn’t done any work on the Crosby area of the claims, and that history of this area is very favorable to further development.”

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

2003

2002

2001

Current tax expense

  Federal

$       0

$        0

$       0

  State

        0

        0

        0

$       0

$       0

$       0

=====

=====

 =====

Deferred tax benefit

  Federal

$       0

$       0

$       0

  State

        0

        0

        0

$       0

$       0

$       0

 =====

=====

=====

Deferred tax assets

  Loss carry-forwards

$ 1,167,247

$ 828,536

$ 686,331

  Valuation allowance

(1,167,247)

(828,536)

(686,331)

$              0

$            0

$            0

========

=======

=======

NOTE 9 – SUBSEQUENT EVENT

On October 27, 2003, the Company executed a letter of intent to acquire International Energy and Resources, Inc.  and its gold and silver mining property as a wholly-owned subsidiary. This transaction is pending the completion of due diligence on the corporation and its mining property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Name

Age

Position Held

Robert Dultz

62

Chief Executive Officer and Chairman

Larry Dietz

56

President and Director

Carl W. O'Baugh

72

Vice President and Director

Spencer Eubank

52

Secretary, Treasurer and Director

Tom Owens

55

Director

Judith Ahrens

63

Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2003

Robert  Dultz,  age 62, is  Chairman of the Board,  Chief  Executive Officer,  and  the  Principal  Stockholder  of  the  Registrant.  Mr.  Dultz  is responsible for coordinating and directing the Registrant's  Board of Directors, and chairing the direction of the Registrant. Specializing in finance, Mr. Dultz has acted as an investor and  consultant  for longer than the past 10 years.  He has served on the boards of a number of  publicly  traded  companies  and on the boards of a number of privately held companies  nationally and  internationally. Mr. Dultz has worked with multi-million  dollar budgets. He has been responsible for over $150 million dollars in real estate development and investment.

Larry Dietz,  age 56, is President  and Director of the  Registrant. Mr. Dietz is in charge of Land Management and  Development.  Mr. Dietz brings to the  Registrant  a  seasoned  expertise  in the field of  mining,  as well as an extensive  knowledge of the entire mining  industry in the western United States and  especially  in the State of Arizona.  He is  responsible  for  managing the properties  owned or under the control of the  Registrant as well as identifying additional properties for the Registrant to acquire and/or lease for the purpose of  developing  their  mineral  resources.  While in the U.S.  Navy he had a Top Secret/Crypto security clearance.  He attended the University of Nebraska School of Technology and Agriculture  where he earned a degree in Drafting,  Surveying and Soil Science.  He has been a consultant to the mining industry since 1982 as President  of Dietz and  Associates.  He authored and released the updated, corrected and expanded versions of the Arizona Mineral Industry Location System (MILS) which is a database system for use on micro  computers  identifying  all known mineral occurrences  in

Arizona.  Mr. Dietz also developed and released Mineral Databases from the U.S. Bureau of Mines for the western U.S., as well as a program called DLG1-2 which consists of the Digital Line Graph (DLG) data at a scale of 1:250,000 for the entire U.S. providing graphic displays of the mineral data for use on micro computers. Mr. Dietz is approved by the U.S. Department of Justice to provide  title  evidence and  abstracts  for both surface and mineral rights to lands located in the State of Arizona, and his Land Status Reports are recognized  by the  Vancouver  Stock  Exchange.  He is  registered  as an Expert Witness with the Technical  Advisory Services for Attorneys.  He is currently an associate member of the Society of Mining Engineers of the American Institute of Mining,  Metallurgical and Petroleum Engineers.  Mr. Dietz is also proficient in the use of  computers, database, word-processing, CAD, graphics and communications software.

Carl W.  O'Baugh, age 72, is Vice  President  and  Director  of the Registrant.  Mr.  O'Baugh is a past  President of American  Metals and Minerals, Inc., a Nevada  Company  which owned mining  claims in central  Arizona.  He was President of Golconda  Gems,  Inc.,  from 1973 to 1985, a wholesale gem cutting, importing  and  distribution  company with  operations  in the United States and Mexico.  Mr.  O'Baugh has served on the Boards of several  public  Companies and brings to the Registrant his knowledge and experience  concerning gems, minerals and  metals,  as well  as his  wholesale,  retail  marketing  and  import-export expertise.  Mr. O'Baugh has  demonstrated  his  capabilities in effective senior corporate management and, in general, in business, by employing over 200 persons and directing the affairs of a corporation  capable of sustaining that number of employees.

Spencer Eubank, age 52, is Secretary,  Treasurer and Director of the Registrant.  Mr.  Eubank is  responsible  for  maintaining the records of the Registrant and works closely with the senior executive management  of the Registrant  in  day-to-day  operations.  Mr.  Eubank has served on the boards of several public, private and not-for-profit  companies as an officer and director including  Pla.Net.Com,  Inc.  (February 1997 to July 1999) and EssxSport  Corp. (January 1996 to March 1998). Mr. Eubank is the owner of an independent research and consulting  service.  Mr. Eubank has degrees in Theology  (B.Th.,  1985) and Sociology (B.A.,  1988).  For 10 years, Mr. Eubank worked in various  capacities for not-for-profit organizations, which served disadvantaged and developmentally disabled  adults  in the  greater Los Angeles area,  and for  over  10  years participated  in the general employ and management of  retail grocery and department stores.

Tom Owens, age 55 is a Director for the Registrant. Mr. Owens is a retired Captain in the US Army. He is also a retired Captain in the Los Angeles Police Department.  Mr. Owens was  involved in every  major case from the  Charles  Manson Tate-LaBianca  murders to O.J.  Simpson's  trial Mr. Owens served four tours of duty in Vietnam  with the U.S.  Marines.  He most recently  served  his  country  as  the  Army's  Communications  Officer  in the occupation of Bosnia-Herzegovina.. Mr. Owens is the owner of a private company that provides investigation services throughout the country.  In the Los Angeles area he conducted investigations for Rodney King's defense and most recently for several victims of the Rampart Division scandal. Mr. Owens is the author of the book "Lying Eyes."  Mr. Owens will serve the Registrant as an  independent Director and on the Registrant's Audit Committee.

Judith A. Ahrens, age 63, is a Director for the Company. Ms. Ahrens has been involved in the political scene for over twenty years. Her specialized knowledge in the political arena has made her a top consultant for over two decades. Her contributions are not only in domestic matters, but international as well. Her lobbying skills and legislation efforts in agriculture and environmental matters have been instrumental in growth, development and success in start-up companies as well as Fortune 100 companies. One of Ms. Ahrens’ significant achievements was in lobbying for Archer Daniels Midland (ADM), a multi-billion dollar conglomerate, which led to the eventual passage of the Ethanol tax exemption for the state of California. She also worked with 3M in developing reflective license plates for the state of California. Another achievement of Ms. Ahrens was her assistance in the set-up of a $16.3 million international rice contract involving California companies. Ms. Ahrens was also a significant player in supporting the efforts of Genstar to make bids for waste disposal sites through a strong network of key politicians. She also facilitated efforts in the passing of an industrial bond allowing expansion of a flour mill facility in Southern California. Ms. Ahrens established and served as the first president of the California Alcohol Fuels Commission.  While in Washington, with the Department of Agriculture, she helped coordinate “The Rural Loan Program” formally referred to as “The Farmers Home Loan” with leading lending institutions throughout the United States. She also has acted as Media Consultant for Presidential, Gubernatorial and Congressional candidates including Jimmy Carter, and was the Advance Press Person for former President Carter, Vice President Mondale and then Secretary of Agriculture Bob Bergland. Most recently Ms. Ahrens worked with Rob Hogg in his successful bid for a seat in the Iowa State Legislature in November 2002. Ms. Ahrens’ is currently with National Grant Conferences where she is serving as Head Coordinator (since 1998). Her prior experience includes Home Business Technologies where she served as Director (1995 to 1997); Zond Industries where she was in charge of Government Relations working with members of the Iowa Legislature concerning renewable energy (1994 to 1996); the Steel Tank Institute where she was the Government Affairs Consultant working with individual members of, as well as with committees and sub-committees of, the US Senate and Congress and various federal agencies on lender liability “Super Fund” legislation to assist manufacturers of steel tanks with clean-up efforts of environmental spills and their ramifications (1991 to 1994); and Cedar Rapids Board of Realtors as a Realtor.

Ms. Ahrens served her country as Special Confidential Assistant to the Secretary of Agriculture. In this position she researched and developed a position paper on policies and activities related to the public affairs program for the U.S. Department of Agriculture, she arranged conferences for the Secretary of Agriculture to inform the public of the Administration’s policies, she participated in the task force on behalf of the White House evaluating all of the U.S.D.A.’s audio-video productions, and she wrote the file treatment for the Land Reclamation video produced by the U.S.D.A. Ms. Ahrens serves the Company as an independent Director and on the Company's Audit Committee.

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

Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2003, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal year, USCorp's officers or directors did not devote their full time to the affairs of USCorp.  As reported in previous Form 10-QSB filings by the Company they did not receive compensation for their services, however USCorp's officers received shares of the Company's common stock in consideration of their agreement to serve.

13

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the security ownership of executive officers, directors and certain beneficial owners of more than five percent (5%) of issuer's voting securities as of September 30, 2003. Unless otherwise stated, the Company believes the shares indicated were held directly.

Title of Class	Name and	Amount of	Percent of Class
	Address of Beneficial Owner	Ownership

Common	Robert Dultz	9,013,136	34.94%
	PO Box 5330
	Palm Springs, CA 92263

Common	Dultz Family Trust, Robert Dultz Trustee	10,000,000	38.77%
	PO Box 5330
	Palm Springs, CA 92263

Common	Larry Dietz	51,000	0.20%
	4706 N. 31st Drive
	Phoenix, AZ 85017

Common	Spencer Eubank	240,750	0.93%
	12314 Palm Drive #149
	Desert Hot Springs, CA 92240

Common	Carl O’Baugh	50,250	0.20%
	26951 Recodo Lane
	Mission Viejo, CA 92691

Common	Tom Owens	50,000	0.21%
	3700 Quartz Canyon Road #18
	Riverside, CA 92509

Common	Judith Ahrens	50,000	0.20%
	3619 First Ave. S.E.
	Cedar Rapids, IA 52402

Common	U.S. Metals And Minerals, Inc.	2,700,000	10.83%
	Steven M. Lavanway, President
	4706 N. 31st Drive, Phoenix, Arizona 85017

Common	Officers, Directors and Affiliates as a group (7 individuals)	22,155,136	86.28%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

31.1

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B)  REPORTS ON FORM 8-K

None.

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

Dated: December 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

December 24, 2003

Robert Dultz

Executive Officer

/s/ Larry Dietz

President and Director

December 24, 2003

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

December 24, 2003

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

December 24, 2003

Spencer Eubank

/s/ Tom Owens

Director

December 24, 2003

Tom Owens

/s/ Judith Ahrens

Director

December 24, 2003

Donald E. Brown