Form 10QSB
period 2003-12-31
USCORP
filed 2004-02-17
CIK 873185

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended December 31, 2003

or

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

YES [X]      NO [_]

As of December 31, 2003, the Registrant had 26,678,818 shares of Common Stock par value -.01 outstanding.

======================================================================

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of December 31, 2003 (unaudited)

4

Consolidated Statements of Operations for the Three Months Ended

December 31, 2003 and 2002 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of December 31, 2003

(unaudited)

6-8

Consolidated Statements of Cash Flows for the Three Months Ended

December 31, 2003 (unaudited)

9

Notes to Consolidated Financial Statements (unaudited)

10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.  Controls and Procedures

20

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

21

SIGNATURES

22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp

4535 W. Sahara Ave. Suite 204

Las Vegas, Nevada 89102

I have reviewed the accompanying balance sheets of USCorp and Subsidiary as of December 31, 2003 and September 30, 2003 and the related statements of operations, cash flows, and changes in stockholders' equity for the three months ended December 31, 2003 and 2002. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

I conducted my review in accordance with generally accepted auditing standards. Those standards require that I plan and perform the review to obtain reasonable assurance about whether the financial statements presented are free from material misstatement. The review includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my review provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp, a development stage company, for the dates indicated above and the results of operations, stockholders' equity and cash flows for the quarters then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

February 10, 2004

USCORP AND SUBSIDIARY

(a Development State Company)

CONSOLIDATED BALANCE SHEET

	12/31/2003	9/30/2003
	(Unaudited)
ASSETS
Current Assets:
Cash	12,387	59,555

Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of
accumulated depletion and amortization
1975 to 2003	2,115,758	2,115,758
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2003	347,808	347,808

Total Other Assets	2,463,566	2,463,566

Total Assets	2,475,953	2,523,121

LIABILITIES & STOCKHOLDERS' EQUITY
		-
Accounts Payable	40,000	56,835
Total Liabilities	40,000	56,835

Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at December 31, 2002 24,961,073	266,798	257,931
at December 31, 2003 26,678,818

Additional paid in capital	5,727,354	5,362,658

Retained deficit	(3,558,199)	(3,154,303)

Total Shareholders' Equity	2,435,953	2,466,286

Total Liabilities & Shareholders' Equity	2,475,953	2,523,121

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(Unaudited)

	12/31/2003	12/31/2002
Net sales	-	-
Less cost of sales	-	-
Gross profit	-	-

Administrative expenses:
Registered Agent, Corp maintenance	2,143	1,250
Transfer Agent	4,199	3,600
Filing Agent	134	502
Automobile	480	340
Bank Charges	-	489
Accounting and Legal	2,602	2,026
Office Expense	6,169	4,544
Motels/Hotels	-	-
Consulting & Public Relations	354,698	17,349
Printing	16,182	15,901
Rent	3,383	2,161
Video Production & Web Maintenance	2,153	-
Communications and Clerical	10,566	792
Travel	-	1,135
Utilities	1,187	419
Entertainment	-	215
	-----------	-----------
Total administrative expenses	403,896	50,723
Loss from Operations	(403,896)	(50,703)
Other Income (expenses):
Interest income	-	-
Interest expense	-	-
	-----------	-----------
Net Loss before income tax provision	(403,896)	(50,703)
Income tax expense	-	-
	-----------	-----------
Net Loss	(403,896)	(50,703)
	========	========
Earnings per common share:
Basic	-	-
Weighted average of common shares:
Basic	26,678,818	24,921,073
	-------------	-------------

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 2003

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

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 2003 – continued.

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2000	6,000,583	$6,001	$2,012,618	-	($2,018,619)	-
Adjustment to correct par value error	104,496	$52,445	-	-	-	$52,445
1 for 2 reverse stock split	(3,000,291)	($30,002)	$30,002	-	-	-
Stock issued for Acquisition of Subsidiary	6,500,000	$65,000	($65,000)	-	-	-
Expired Warrants	(130,251)	$1,302	($1,302)	-	-	-
Issuance of common stock	586,120	$5,861	$554,671	-	-	$560,532
Stock issued for compensation	500,000	$5,000	$15,071	-	-	$20,071
Capital contributed by stockholder	-	-	$21,719	-	-	$21,719
Net loss for the fiscal year 2001	-	-	-	-	($654,767)	($654,767)
adjustment for rounding errors	-	-	$1	-	($1)	-
Balance at Septebmer 30 2001	10,560,657	$105,607	$2,567,780	-	($2,673,387)	($0)
Cancellation of 6,025,000 common stock	(6,025,000)	($60,250)	$60,250	-	-	-
Adjustment 1 for 10 split down and rounding	(4,082,084)	($40,821)	$40,821	-	-	-
Issue 24,200,000 shares to acquire USMetals	24,200,000	$242,000	($242,000)	-	-	-
Issue shares per 2002 Employee Compensation Plan	650,000	$6,500	($6,500)	-	-	-
Cancel 650,000 shares	(650,000)	($6,500)	$6,500	-	-	-
Increase in Paid in Capital	-	-	$2,449,466	-	-	$2,449,466
Issue 310,000 shares to officers and directors	310,000	$3,100	($3,100)	-	-	-
Cancellation of 42,500 common stock	(42,500)	($425)	$425	-	-	-
Capital contributed by a stockholder	-	-	$143,480	-	-	$143,480
Loss from Operations	-	-	-	-	($142,205)	($142,205)
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741
Issue shares per Consulting Agreement	40,000	$400	($400)	-	-	-
Value of Consulting Services Provided	-	-	$16,667	-	-	$16,667
Issue 90,000 shares to officers, directors	90,000	$900	($900)	-	-	-
Issue shares per Consulting Agreements	185,000	$1,850	($1,850)	-	-	-
Value of Consulting Services Provided	-	-	$78,935	-	-	$78,935
Cancel shares	(100,000)	($1,000)	$1,000	-	-	-
Cancel Value of Services	-	-	($42,668)	-	-	($42,668)
Issue shares per Consulting Agreements	82,000	$820	($820)	-	-	-
Value of Consulting Services Provided	-	-	$24,600	-	-	$24,600
Issue shares per Consulting Agreements	575,000	$5,750	($5,750)	-	-	-
Value of Consulting Services Provided	-	-	$155,250	-	-	$155,250
Capital contributed by stockholders	-	-	$121,472	-	-	$121,472
Loss from Operations	-	-	-	-	($338,711)	($338,711)
Balance at September 30, 2003	25,793,073	$257,931	$5,362,658	-	($3,154,303)	$2,466,286

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO DECEMBER 31, 2003 – continued.

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2003	25,793,073	$257,931	$5,362,658	-	($3,154,303)	$2,466,286
Issue shares per Consulting Agreement	886,745	$8,867	($8,867)	-	-	-
Capital contributed by stockholder	-	-	$18,865	-	-	$18,865
Value of Consulting Services Provided	-	-	$354,698	-	-	$354,698
Loss from Operations	-	-	-	-	($403,896)	$(403,896)

Balance at December 31, 2003
(Unaudited)	26,678,818	$266,798	$5,727,354	-	($3,558,199)	$2,435,953

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(A Development Stage Company)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(Unaudited)

	12/31/2003	12/31/2002
Operating Activities:
Net Gain (Loss)	(403,896)	(50,703)

Net cash used by operations	(403,896)	(50,703)
Financing Activities:
Consulting Services Paid in Stock	354,698	16,667
Contributed capital by stockholders	18,865	12,975
Shareholder Loan	-	-
Adjustment for rounding errors	-	-
Increase (Decrease) in Accounts Payable	(16,835)	19,806
Net cash provided by financing activities	(47,168)	(1,256)
Net increase (decrease) in cash during the period	(47,168)	(1,256)
Cash balance at beginning of period	59,555	1,277
Cash balance at end of period	12,387	21

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

On October 15, 2000, pursuant to an agreement signed on September 1, 2000, the Company’s then wholly owned subsidiary, Fantasticon.com, Inc., a Nevada corporation, merged with Fantasticon.Com, Inc., a Delaware corporation, Madman Backstage Productions, Inc., and Impact Interactive, Inc. Pursuant to the agreement, Santa Maria Resources Inc. changed its name to Fantasticon Inc. and effected a 1:2 reverse split of its common stock. As a condition of the agreement, Santa Maria divested itself of its business operations prior to the merger. The merger was rescinded in its entirety by the shareholders in January 2002. 6,025,000 shares issued to former management have been cancelled and returned to the Treasury. In addition, effective March 6, 2002 the Company effected a 1:10 reverse split of its common stock. Accordingly, equity has been restated to reflect the number of shares outstanding after the cancellation of said shares and the subsequent reverse split. The statement of operations for the three months ended December 31, 2003 and 2002 and the balance sheet presented for the period ended December 31, 2003 and September 30, 2003 represent the results of operations and financial position of USCorp and USMetals.

In April 2002 USCorp acquired USMetals, Inc. (“USMetals”), a Nevada corporation as a wholly owned subsidiary and issued 24,200,000 shares of common stock in a 1-for-1 exchange of stock. All of the Company’s mining business operations are conducted at this time through USMetals. USMetals owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

Basis of Presentation

(a) The consolidated financial statements and the related notes thereto are unaudited and have been prepared on the same basis as the audited financial statements of the Company for the fiscal year ended September 30, 2003. In the opinion of management, such unaudited financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the information set forth therein.

(b) Significant Accounting Policies - A description of USCorp’s significant accounting policies can be found in the USCorp combined financial statements and the related notes thereto included in the footnotes to the Company’s annual consolidated financial statements for the year ended September 30, 2003 included in its Annual Report filed on Form 10-KSB/A. The accompanying financial statements should be read in conjunction with those footnotes. The results for interim periods are not necessarily indicative of results to be expected for the year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

Loss Per Share

Basic and diluted earnings per share for the three months ended December 31, 2003 are based on the weighted average number of shares of common stock issued and outstanding during that period. Basic and diluted earnings per share for the three months ended December 31, 2003 are based on the number of shares then issued and outstanding including those received in the merger by the stockholders of FantastiCon.com and Affiliates’ which subsequently were canceled and returned to the treasury stock of the Corporation.

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

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

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

NOTE 3 - ACQUISITION OF BUSINESS

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

NOTE 3 - ACQUISITION OF BUSINESS (Continued)

Estimated fair value of assets acquired property	$ 319,600
Mine Development
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000
Total fair value of assets	2,435,358

Liabilities assumed
Annual Lease Payments (subsequent to acquisition)	14,108
Estimated fair value of acquisition	$2,449,466

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations  is a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30 2003.

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

Estimated fair value of assets acquired

Property	$319,600
Mine Development
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000

Total fair value of assets	2,435,358

Liabilities assumed
Annual Lease Payment	14,108

Estimated fair value of acquisition	$2,449,466

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

Exploration and development activities

Our exploration and development activities have confirmed drilling and assay work performed under prior ownership over the past 60 years as well as verifying the presence of additional gold-bearing ore bodies.

Our Twin Peaks Mine claims group is owned by our wholly owned subsidiary, USMetals, Inc. The current exploration and development program has been conducted by International Energy and Resources, Inc. ("IERI") under the guidance of John Owen, CEO, and Scott Spooner, Mining Geologist.

IERI and Scott Spooner prepared a report which is excerpted below:

"Through geological field surveys, it has been determined that The Twin Peaks Mine is on the same structure and fault zone as the Phelps Dodge Cypress deposit.. Numerous geological, geochemical, and geophysical studies have been conducted to confirm historical assays and establish estimated reserves... Over 10,000 feet of core drilling were completed along with about 1,500 fire assays. These assays showed an overall average of 0.14 ounces of gold per ton, 0.595 ounces of silver per ton, with an estimated potential reserve of 652,000 ounces of gold and 2,488,000 ounces of silver using an area of 3 claims.

The geological, geophysical, and geochemical studies listed above were reviewed and evaluated by Nicholas H. Carouso, President of Geo-Processing, Inc., an independent mining, consulting, and geology firm... Mr. Carouso's report and economic study recommended the continuation of exploration and start of production.

... International Energy and Resources, Inc.contracted with Spooner and Associates Inc. to perform additional geological studies. Spooner and Associates possesses over 100 years of combined mining experience. After Spooner and Associates' Senior Geologist Scott Spooner and Survey Specialist Eric C. Monk reviewed the geological studies previously mentioned, they visited The Twin Peaks Mine... By recommendation of Spooner and Associates, International Energy and Resources, Inc. mobilized a crew to construct approximately 10 miles of road to gain access to the historic Hayes Mining area. This enabled the company to conduct further geological studies.

... International Energy and Resources, Inc. procured the services of Hillbrands and Western Mining Co. to conduct a drilling program to sample the ore body. Currently, approximately 30 borings have been completed measuring 100 feet in depth for a total of 3,000 feet. Spooner and Associates collected over 300 samples for assaying. In conjunction with the drilling operation, Spooner and Associates also sampled numerous rock formations from two different locations surrounding the historic Hayes Mine.

Drill hole #30 was subjected to a standard fire assay. This assay process was conducted on cuttings taken at a depth of 40-50 feet. The fire assay results revealed gold values of 0.20 opt (ounces of ore per ton). This structure is approximately 3,400 ft. long x 100 feet wide x 100 feet in depth. This yields potential estimated reserves of 2,014,815 tons of ore x 0.20 opt gold totaling 402,963 ounces of gold.

Rock material from the hanging wall and footwall of the quartz vein were subjected to crushing, screening, and fire assaying. The results from the quartz dike revealed an average of 0.57 opt of gold from fire assaying. The potential reserves at the quartz vein are estimated to be 2,874,806 ounces of gold.

Rock chips samples were collected from the red conglomerate located just south of the Hayes Mine and just west of the volcanic plug. Fire assays revealed 0.20 opt of gold. This area has potential reserves of 413,013 ounces of gold. These three areas give us a combined total of 9,138,687 tons of ore, which yields a total of 3,690,782 potential reserve ounces of gold.

From these initial studies, it is IERI's recommendation that U.S Metals, Inc..develops a six-month drilling program (on all 141 claims) using reverse circulation and core drilling to depths of 500 feet per boring in conjunction with establishing a pilot mill to further prove and develop reserves.

It is important to note that IERI was unable to locate all previous drill holes as mentioned in the reports by previous companies; however, from Carouso's reports we were able to ascertain the purported locale of the previous drillings. Based on the information available, this property requires further investigation and research to determine the life and size of the mine and development of a feasibility study.”

MANAGEMENT PLANS

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

- Secure additional equity financing needed to accomplish Corporate goals from private sources and institutional funds, nationally and internationally;

- Complete acquisitions of other potential producing properties in the region surrounding the Twin Peaks Mine;

- Establish a corporate office in Arizona, a field office on or near the Twin Peaks Mine site and an office centrally located near the financial markets of Southern California;

 - Development of the Twin Peaks Mine by implementing a comprehensive exploration  program of the entire group of 141 claims;

- Complete Twin Peaks Mine ore testing program in order to determine the best mining methods and recovery rates;

- Retain an environmental consulting firm to design a post-production reclamation program;

- Complete a bankable feasibility study meeting SEC standards for placing the true reserve value of existing claims on the financial statements; and

- Complete, file and secure approval of a major Mining Plan of Operations with the U.S. Bureau of Land Management (BLM).

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2004.

Discussion of Financial Condition.

The company has incurred a net loss of approximately $403,896 for the three months ended December 31, 2003 compared to $50,703 net loss at December 31, 2002. The increase was due to Consulting and Public Relations expenses of $354,698 for the current period compared to $1,349 for the same period last year.

Registrant  will require significant additional funds in order to complete exploration and development of the Twin Peaks Mine. The Company has made plans to undertake a private placement of its securities in order to raise the needed funding.  Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months.  Thereafter, it will need to secure additional funds in order to continue its operations.

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

USCORP

By: /s/ Larry Dietz

Larry Dietz,  President and Director

By:  /s/ Robert Dultz

Robert Dultz, Chief Executive Officer and

Acting Chief Financial Officer

Date: February 17, 2004