Form 10KSB/A
period 2003-09-30
USCORP
filed 2004-02-18
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

In 2002  Registrant changed its name to USCorp, pursuant to the Articles of Amendment to the Articles of Incorporation of the Company filed on January 23, 2002 with the Secretary of State of the State of Nevada.

Also in 2002  Registrant acquired  USMetals, Inc. and new Officers and Board members were elected. The current officers and directors are as follows: Robert Dultz was elected Chairman of the Board of Directors and Chief Executive Officer, Larry Dietz was elected a President and director, Carl W. O'Baugh was elected Vice President and director, Spencer Eubank was elected Secretary-Treasurer and a director, Tom Owens was elected a director and Judith Ahrens was elected a director of USCorp. Mr. Dietz and Mr. O'Baugh are former officers and directors of the Company under a prior name.

For more information on these transactions please refer to the discussion contained in Registrant’s 10-KSB Report for fiscal 2002 previously filed.

Description of Our Former Business.

The Company commenced its operations in 1989 as a syndicator of motion pictures and television programming for its "network" of television stations across the United States. In 1994 the Company ceased operations and consequently wrote off all of its assets.In 1995 the Company terminated all business operations and remained inactive until 1997 when certain shareholders of the Company restructured the Company as a mining company and changed its name to Santa Maria Resources, Inc. ("Santa Maria").

     In 2000 the Registrant attempted a merger with Fantasticon.com, Inc., a privately held company,  and changed its name to Fantasticon, Inc. That merger was rescinded and unwound in its entirety in January 2002 by majority vote of the shareholders as described in Registrant’s 10-KSB Report for fiscal 2002.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective January 14, 2002, the Company's principle executive offices were moved to 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number changed to (702) 933-4034.

ITEM 3.  LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2003, the Company was not a party to legal proceedings requiring disclosure in this Report  and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

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

The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. All figures in the following table have been adjusted to reflect a 1-for-10 reverse split of the Company's Shares in November 1997, a 1-for-2 reverse split of the Company's Shares in October 2000, and a 1 for 10 reverse split of the Company's Shares in March 2002. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

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

The Company is a "development stage" company. During fiscal year ended September 30, 2003, the Company's operations centered on the development of USMetals’ mining property known as the Twin Peaks Mine. During the fiscal year, the Company did not engage in any  commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company’s mining properties, development and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and development of USMetals’ mining property, the Twin Peaks Mine. The annual lease payment for the 141 claims owned by the Registrant was $100 per claim for a total of $14,100.

The Company borrowed $20,000 from each of two shareholders.  The terms of each of these loans were as follows: The full amount of each note is due and payable no later than September 30, 2004; The lenders each agreed to accept twenty thousand (20,000) shares of USCorp common stock in lieu of interest on the loans; the shares payable in lieu of interest were provided by a non-affiliated shareholder of Registrant; The $20,000 principal is payable before the due date of the note in the event that the Company receives funding from any source in the amount of $300,000 or more; each Lender has the right to convert their note to shares of USCorp common stock at any time prior to the full payment of the  principle by Borrower. The conversion rate is fixed at  $0.40 per share.

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

OVERVIEW

On April 2, 2002, the Company acquired USMetals, Inc. ("USMetals") for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp.  The fair value of the property owned by USMetals is based upon the values that were estimated by field personnel. The estimated fair market values of the assets acquired and liabilities assumed in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired:

Property

 $     19,600

Mine Development

Hayes Mining, Phillips Mining

400,000

American Metals and Minerals

297,758

Santa Maria Resources

600,000

International Energy and Resources

   818,000

Total fair value of assets

2,435,358

Liabilities assumed:

Annual Lease Payments 2002 and 2003

      28,208

Estimated fair value of acquisition

$2,463,566

========

Complete details of the transaction were disclosed in a Current Report on Form 8-K dated April 2, 2002.

All of the Company's mining business operations are conducted at this time through its subsidiary, USMetals. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the mine Exploration and Development Team upon adequate funding of the project.

As a result of the acquisition, Registrant owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

MANAGEMENT’S DEVELOPMENT PLANS

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

As of the date of this Report Registrant has secured no financing commitments from any source without which financing management will be unable to meet its goals or establish commercial operations.  No assurance can be given that adequate funding will be available to the Company when needed in the future.

Discussion of Financial Condition.

As of September 30, 2003 the Company had total assets of $2,523,121 with total liabilities of $16,835 (compared with $2,450,743 and $0 respectively for September 30, 2002).

Registrant  will require significant additional funds in order to complete exploration and development of the Twin Peaks Mine. The Company has made plans to undertake a   private placement of its securities in order to raise the needed funding.  However, as of the date hereof, the Company has not sold any securities or raised any funding.  Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months.  Thereafter, it will need to secure additional funds in order to continue its operations.

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

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

December 15, 2003

USCORP AND SUBSIDIARY

(a Development State Company)

CONSOLIDATED BALANCE SHEET

	9/30/2003	9/30/2002	9/30/2001
ASSETS
Current Assets:
Cash	59,555	1,277	-

Other Assets:
Mineral properties -- at cost based on successful
efforts method of accounting, net of accumulated
depletion and amortization 1975 to 2003	2,115,758	2,115,758	-
Annual Assessment Work and Lease Payments
to the BLM 1975 to 2003	347,808	333,708	-

Total Other Assets	2,463,566	2,449,466	-

Total Assets	2,523,121	2,450,743	-

LIABILITIES & STOCKHOLDERS' EQUITY
		-	-
Accounts Payable	56,835	-	-
Total Liabilities	56,835	-	-

Shareholders' Equity:
Common stock, $.01 par value; authorized
100,000,000 shares, issued, and outstanding
at September 30, 2001 1,056,067
at September 30, 2002 24,921,073
at September 30, 2003 25,793,073	257,931	249,212	105,607

Additional paid in capital	5,402,658	5,017,123	2,567,780

Retained deficit	(3,194,303)	(2,815,592)	(2,673,387)

Total Shareholders' Equity	2,466,286	2,450,743	-

Total Liabilities & Shareholders' Equity	2,523,121	2,450,743	-

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

See accompanying Notes to Financial Statements.

USCORP AND SUBSIDIARY

(a Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDER EQUITY

FROM INCEPTION (MAY 22, 1989) TO SEPTEMBER 30, 2003 – continued.

			Additional
	Common	Common	Paid in	Unearned	Retained
	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2000	6,000,583	$6,001	$2,012,618	-	($2,018,619)	-
Adjustment to correct par value error	104,496	$52,445	-	-	-	$52,445
1 for 2 reverse stock split	(3,000,291)	($30,002)	$30,002	-	-	-
Stock issued for Acquisition of Subsidiary	6,500,000	$65,000	($65,000)	-	-	-
Expired Warrants	(130,251)	$1,302	($1,302)	-	-	-
Issuance of common stock	586,120	$5,861	$554,671	-	-	$560,532
Stock issued for compensation	500,000	$5,000	$15,071	-	-	$20,071
Capital contributed by stockholder	-	-	$21,719	-	-	$21,719
Net loss for the fiscal year 2001	-	-	-	-	($654,767)	($654,767)
adjustment for rounding errors	-	-	$1	-	($1)	-
Balance at Septebmer 30 2001	10,560,657	$105,607	$2,567,780	-	($2,673,387)	($0)
Cancellation of 6,025,000 common stock	(6,025,000)	($60,250)	$60,250	-	-	-
Adjustment 1 for 10 split down and rounding	(4,082,084)	($40,821)	$40,821	-	-	-
Issue 24,200,000 shares to acquire USMetals	24,200,000	$242,000	($242,000)	-	-	-
Issue shares per 2002 Employee Compensation Plan	650,000	$6,500	($6,500)	-	-	-
Cancel 650,000 shares	(650,000)	($6,500)	$6,500	-	-	-
Increase in Paid in Capital	-	-	$2,449,466	-	-	$2,449,466
Issue 310,000 shares to officers and directors	310,000	$3,100	($3,100)	-	-	-
Cancellation of 42,500 common stock	(42,500)	($425)	$425	-	-	-
Capital contributed by a stockholder	-	-	$143,480	-	-	$143,480
Loss from Operations	-	-	-	-	($142,205)	($142,205)
Balance at September 30, 2002	24,921,073	$249,211	$5,017,122	-	($2,815,592)	$2,450,741
Issue shares per Consulting Agreement	40,000	$400	($400)	-	-	-
Value of Consulting Services Provided	-	-	$16,667	-	-	$16,667
Issue 90,000 shares to officers, directors	90,000	$900	($900)	-	-	-
Issue shares per Consulting Agreements	185,000	$1,850	($1,850)	-	-	-
Value of Consulting Services Provided	-	-	$78,935	-	-	$78,935
Cancel shares	(100,000)	($1,000)	$1,000	-	-	-
Cancel Value of Services	-	-	($42,668)	-	-	($42,668)
Issue shares per Consulting Agreements	82,000	$820	($820)	-	-	-
Value of Consulting Services Provided	-	-	$24,600	-	-	$24,600
Issue shares per Consulting Agreements	575,000	$5,750	($5,750)	-	-	-
Value of Consulting Services Provided	-	-	$155,250	-	-	$155,250
Capital contributed by stockholders	-	-	$121,472	-	-	$121,472
Loss from Operations	-	-	-	-	($338,711)	($338,711)
Balance at September 30, 2003	25,793,073	$257,931	$5,362,658	-	($3,194,303)	$2,466,286

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Mining exploration and development has been performed under the general supervision and direction of International Energy and Resources, Inc., (“IERI”) which was under agreement with prior owners of the property. IERI has agreed to provide similar services to the Company upon securing adequate financing. IERI will supervise and direct third parties for the purpose of completing the exploration and development of the Twin Peaks Mine claims group. Subsequent to the end of fiscal 2003, Registrant issued a press release announcing a letter of intent to acquire IERI and its gold and silver mining property as a wholly owned subsidiary. This transaction is pending the completion of due diligence on the corporation and its mining property.

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

NOTE 7 – INCOME TAXES

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

NOTE 8 – SUBSEQUENT EVENT

On October 27, 2003, the Company executed a letter of intent to acquire International Energy and Resources, Inc.  and its gold and silver mining property as a wholly-owned subsidiary. This transaction is pending the completion of due diligence on the corporation and its mining property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Name

Age

Position Held

Robert Dultz

62

Chief Executive Officer, acting Chief Financial Officer and

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

Title of Class	Name and	Amount of	Percent of Class
	Address of Beneficial Owner	Ownership

Common	Robert Dultz (1)	9,013,136	34.94%

Common	Dultz Family Trust, Robert Dultz Trustee (1)	10,000,000	38.77%

Common	Larry Dietz (1)	51,000	0.20%

Common	Spencer Eubank (1)	240,750	0.93%

Common	Carl O’Baugh (1)	50,250	0.20%

Common	Tom Owens (1)	50,000	0.21%

Common	Judith Ahrens (1)	50,000	0.20%

Common	U.S. Metals And Minerals, Inc.	2,700,000	10.83%
	Steven M. Lavanway, President
	4706 N. 31st Drive, Phoenix, Arizona 85017

Common	Officers, Directors and Affiliates as a group (7 individuals)	22,155,136	86.28%

_________________________

(1)  Unless otherwise indicated, all addresses are in care of the Company at 4535 W. Sahara Ave., Suite 204, Las Vegas, NV  89102.

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

Dated: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

February 17, 2004

Robert Dultz

Executive Officer and Acting

Chief Financial Officer

/s/ Larry Dietz

President and Director

February 17, 2004

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

February 17, 2004

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

February 17, 2004

Spencer Eubank

/s/ Tom Owens

Director

February 17, 2004

Tom Owens

/s/ Judith Ahrens

Director

February 17, 2004

Donald E. Brown