Form 10KSB/A
period 2003-09-30
USCORP
filed 2004-02-24
CIK 873185

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

Note:  This Amendment No. 2 is being filed to correct the date of the Independent Auditor’s report.  All other items are unchanged from Amendment No. 1, filed on February 17, 2004.

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

October 10, 2003

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

Amendment No. 2

Dated: February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

February 24, 2004

Robert Dultz

Executive Officer and Acting

Chief Financial Officer

/s/ Larry Dietz

President and Director

February 24, 2004

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

February 24, 2004

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

February 24, 2004

Spencer Eubank

/s/ Tom Owens

Director

February 24, 2004

Tom Owens

/s/ Judith Ahrens

Director

February 24, 2004

Judith Ahrens