Form 10KSB/A
period 2003-09-30
USCORP
filed 2004-04-21
CIK 873185

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

Note:  This Amendment No. 3 is being filed to report the change in accountants for the fiscal year ended September 30, 2003 and to replace the prior Independent Auditor's report.

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

For more information on these transactions please refer to the discussion contained in Registrant's 10-KSB Report for fiscal 2002 previously filed.

Description of The Corporation’s Former Business.

The Company commenced its operations in 1989 as a syndicator of motion pictures and television programming for its "network" of television stations across the United States. In 1994 the Company ceased operations and consequently wrote off all of its assets. In 1995 the Company terminated all business operations and remained inactive until 1997 when certain shareholders of the Company restructured the Company as a mining company and changed its name to Santa Maria Resources, Inc. ("Santa Maria").

     In 2000 the Registrant attempted a merger with Fantasticon.com, Inc., a privately held company, and changed its name to Fantasticon, Inc. That merger was rescinded and unwound in its entirety in January 2002 by majority vote of the shareholders as described in Registrant's 10-KSB Report for fiscal 2002.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities are quoted on the OTC Bulletin Board and as of December 23, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN number A0BLBB. The Company's shares originally began trading on December 20, 1993 under the symbol "PREG." On August 19, 1997 the Company changed its trading symbol to "SMRR." On October 17, 2000, the Company's trading symbol was changed to "FTST." As of March 6, 2002 the Company's current trading symbol is "USCS."

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

During this period the Registrant authorized the issuance of 90,000 shares to directors as an inducement to serve the Company without compensation.

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

The Company is a "development stage" company. During fiscal year ended September 30, 2003, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' mining property, the Twin Peaks Mine. The annual lease payment for the 141 claims owned by the Registrant was $100 per claim for a total of $14,100.

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

OVERVIEW

On April 2, 2002, the Company acquired USMetals, Inc. ("USMetals") for 24,200,000 shares of its common stock in a share-for-share exchange whereby USMetals became a wholly owned subsidiary of USCorp.  The fair value of the property owned by USMetals is based upon the values that were estimated by field personnel. The estimated fair market values of the assets acquired and liabilities assumed* in the acquisition of USMetals are as follows:

Estimated fair value of assets acquired:

Property	$19,600
Mine Development under prior owners and contractors
Hayes Mining, Phillips Mining	400,000
American Metals and Minerals	297,758
Santa Maria Resources	600,000
International Energy and Resources	818,000

Total fair value of assets	2,435,358

*Liabilities assumed:
Annual Lease Payment 2002	14,100

Estimated fair value of acquisition	$2,449,466

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

MANAGEMENT'S DEVELOPMENT PLANS

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

- Raise capital to implement the Company’s mining plan of operations.

- Resume and complete exploration and drilling on all claims of the Twin Peaks mine.

- Complete test plant work at International Energy and Resources' nearby test facility.

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

Discussion of Financial Condition.

As of September 30, 2003 the Company had total assets of $2,509,021 with total liabilities of $565,544 (compared with $2,450,743 and $0 respectively for September 30, 2002).

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditor’s Report, Donahue Associates, L.L.C.

F-1

Independent Auditor’s Report, Henry Schiffer, CPA, AAC

F-2

Consolidated Balance Sheets

F-3

Consolidated Statement of Operations

F-4

Consolidated Statement of Cash Flows

F-5

Consolidated Statement of Changes in Shareholders Equity

F-6

Notes to the Consolidated Financial Statements

F-7 – F-11

INDEPENDENT AUDITORS REPORT

The Shareholders

USCorp.

(a Development Stage Company)

We have audited the accompanying consolidated balance sheets of USCorp. as of September 30, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of USCorp. (a Development Stage Company) as of the year ended September 30, 2002 and prior were audited by another auditor who expressed an unqualified opinion on those financial statements and is included herein.

We conducted our audit in accordance using auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp. as of September 30, 2003 and the related consolidated statements of operations and consolidated statement of changes in shareholders’ equity and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

As more fully discussed in Note 2 to the consolidated financial statements, there are significant matters concerning the Company that raise substantial doubt as to the ability of the Company to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of recorded liabilities that might be necessary in the event that the Company cannot continue in existence.

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

April 20, 2004

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

/s/ Henry Schiffer

Henry Schiffer

An Accountancy Corporation

Beverly Hills, California

December 26, 2002

USCorp.

(a Development Stage Company)

 Consolidated Balance Sheets

As of September 30, 2003 and September 30, 2002

ASSETS	2003	2002

Current assets:
Cash	$59,555	$1,277

Total current assets	59,555	1,277

Other assets:
Mining rights	2,449,466	2,449,466

Total assets	$2,509,021	$2,450,743

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$529,311	$0
Loans payable to shareholder- net	36,233	0

Total current liabilities	565,544	0

Shareholders' equity:
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 25,793,073 at September 30, 2003 and
24,921,073 shares at September 30, 2002	257,931	249,212
Additional paid in capital	5,366,425	5,017,123
Accumulated deficit	(3,680,879)	(2,815,592)
Total shareholders' equity	1,943,477	2,450,743

Total Liabilities & Shareholders' Equity	$2,509,021	$2,450,743

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Consolidated Statement of Operations

For the Years Ended September 30, 2003 and September 30, 2002

and from Inception, May 22, 1989 through September 30, 2003

			Date of Inception (May 22, 1989)
	2003	2002	to Sept 30, 2003
Revenues:
Gross revenues	$0	$0	$0
Less cost of sales	0	0	0

Net gross profit on sales	0	0	0

General and administrative expenses:
Salaries & consulting	$762,522	$0	$2,022,132
Administration	83,532	58,182	691,065
License expense	14,100	14,108	83,243
Professional fees	5,133	69,913	284,439

Total general & administrative expenses	865,287	142,203	3,080,879

Net loss from operations	(865,287)	(142,203)	(3,080,879)

Other income (expenses):
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(865,287)	(142,203)	(3,680,879)

Provision for income taxes	0	0	0

Net loss	($865,287)	($142,203)	($3,680,879)

Basic & fully diluted net loss per common share	($0.03)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	25,352,944	13,131,556

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Consolidated Statement of Cash Flows

For the Years Ended September 30, 2003 and September 3

and from Inception, May 22, 1989 through September 30, 2003

			Date of Inception (May 22, 1989)
	2003	2002	to Sept 30, 2003
Operating Activities:
Net loss	($865,287)	($142,203)	($3,680,879)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	272,784	0	1,483,567
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	529,309	0	190,533
Net cash used by operations	(63,194)	(142,203)	(1,406,779)

Financing activities:
Issuance of common stock	0	0	1,194,790
Loans from shareholders	40,000	0	40,000
Capital contributed by shareholders	81,472	143,480	231,544
Net cash provided by financing	121,472	143,480	1,466,334

Net increase (decrease) in cash during the fiscal year	58,278	1,277	59,555

Cash balance at beginning of the fiscal year	1,277	0	0

Cash balance at end of the fiscal year	$59,555	$1,277	$59,555

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Consolidated Statement of Changes in Shareholders Equity

For the Years Ended September 30, 2003 and September 30, 2002

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2001	453,573	$4,536	$2,668,851	($2,673,387)	$0

Issued stock to purchase US Metals	24,200,000	242,000	2,207,466		2,449,466

Issued shares to employees	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(142,205)	(142,205)

Balance at September 30, 2002	24,921,073	249,211	5,017,122	(2,815,592)	2,450,741

Issued stock for services	872,000	8,720	264,064		272,784

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	$257,931	$5,366,425	($3,680,879)	$1,943,477

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003 and September 30, 2002

1.

 Organization of the Company and Significant Accounting Principles

USCorp. (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. and in August 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to US Corp.

In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

The Company has no business operations to date.

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary.  All significant inter-company balances have been eliminated.

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

Cash and interest bearing deposits- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Shareholder Loans Payable- The Company applies Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Debt Issued with Beneficial Conversion Features.  EITF No.98-5 requires that a beneficial conversion feature be recognized upon the issuance of the debt with a favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109  (SFAS No. 109), "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Mineral Properties- The Company uses the successful efforts method of accounting for mineral properties. Costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the claims groups are capitalized. Costs to conduct exploration and assay work that does not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved sites are expensed. Potential mineral properties are periodically assessed for impairment of value and a loss will be recognized at the time of impairment.

Revenue Recognition- Mineral sales will result from undivided interests held by the Company in mineral properties. Sales of minerals will be recognized when delivered to be picked up by the purchaser. Mineral sales from marketing activities will result from sales by the Company of minerals produced by the Company (or affiliated entities) and will be recognized when delivered to purchasers. Mining revenues generated from the Company’s day rate contracts, included in mine services revenue, will be recognized as services are performed or delivered.

Development Stage Company- the Company has had no operations or revenues since its inception and therefore qualifies for treatment as a development stage company as per Statement of Financial Accounting Standards (SFAS) No. 7.  As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles.  Costs incurred during the development stage are accumulated in “losses accumulated during the development stage” and are reported in the Stockholders’ Equity section of the balance sheet.

Recent accounting pronouncements-

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities”(SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146, companies will recognize a cost associated with an exit or disposal activity when a liability has been incurred.  SFAS 146 also introduces discounting the liability associated with the exit or disposal activity for the time between the cost being incurred and when the liability is ultimately settled. Management has concluded that the adoption of SFAS 146 would not have had a material impact on the Company's fiscal 2003 financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”(SFAS 146). The statement provides guidance on the accounting for the acquisition of a financial institution where the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired represents goodwill. Management has concluded that the adoption of SFAS 147 would not have had a material impact on the Company's fiscal 2003financial position or results of operations.

In December 2002, The FASB issued FAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123”. This statement expands the disclosure requirements with respect to stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The adoption of SFAS No. 148 did not impact the Company’s financial condition or results of operations for fiscal year 2003.

2. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the twelve months ending September 30, 2003 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.  The Company incurred a net loss of $600,643 in fiscal 2003 and $3,416,235 since its inception and continues to rely on the issuance of shares to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

- Raise capital to implement the company’s mining plan of operations.

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

3. Fair Values of Financial Instruments

The value of cash and accounts payables is estimated to approximate fair market value at September 30, 2003 and September 30, 2002.

4.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are no financial instruments convertible into common stock outstanding at September 30, 2003 and September 30, 2002.

The weighted average of common shares outstanding has been computed as follows:

	2003	2002

Shares outstanding	25,793,073	24,921,073

Weighted average	25,352,944	13,131,556

5. Concentration of Credit Risk

The Company relies on the financial support of its chief executive officer and majority shareholder and other shareholders.  A withdrawal of this support would have a material adverse affect on the Company’s financial position and its ability to continue to operate as a going concern.

6. Issuances of Common Stock

In April 2002, the Company acquired US Metals by issuing 24,200,000 shares of common stock valued at $2,449,466.

During fiscal year 2002, the Company issued 267,500 shares to employees and consultants for services rendered.

During fiscal year 2003, the Company issued 872,000 shares to employees and consultants for services rendered valued at $272,784.

7. Commitments and Contingencies

The Company is not committed to any operating lease for office space or capital leases for equipment.

The Company owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine.

These claims leases are renewable annually by the Company for $14,100.

8. Related Party Transactions

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During fiscal year 2003, the chief executive officer and majority shareholder and other shareholders contributed capital of $121,472 to the Company for no shares.

During fiscal year 2002, the chief executive officer and majority shareholder and other shareholders contributed capital of $143,480 to the Company for no shares.

At September 30, 2003, the Company received a loan from two shareholders of $40,000.  The loans are unsecured and mature in one year at no stated interest rate.  The loan agreement gives the option to the shareholders to convert the proceeds of the loan into shares of common stock at $.40 per share.

8. Income Tax Provision

Provision for income taxes is comprised of the following:
	2003	2002

Net loss before provision for income taxes	($380,411)	($142,203)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,285,587)	(828,536)
Allowance for recoverability	1,285,587	828,536
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax:
rate is as follows
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,285,587	$828,536
Allowance for recoverability	(1,285,587)	(828,536)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

9.  Shareholder Debt

At September 30, 2003, the Company received a loan from two shareholders of $40,000.  The loans are unsecured and mature in one year at no stated interest rate.  The loan agreement gives the option to the shareholders to convert the proceeds of the loan into shares of common stock at $.40 per share.  As a result, the Company has imputed a beneficial conversion feature of $3,767 to the proceeds received.  The beneficial conversion feature will be amortized to interest expense over the term of the loans.

10. Subsequent Event

In October 2003, the Company issued 1,069,945 shares of common stock to consultants for services rendered.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

i. Registrant's primary accountant, Henry Schiffer, C.P.A., An Accountancy Corporation ("Schiffer"), was dismissed by the Company on March 19, 2004.

ii. No reports on the financial statements prepared by Schiffer over the two most recent fiscal years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principals except for an uncertainty relating to the registrant's ability to continue as a going concern, which was stated in the reports for both years.

iii. The decision to change accountants was approved by the Board on March 19, 2004.

iv. During the registrant's two most recent fiscal years, and any subsequent interim period preceding the dismissal on March 19, 2004, there were no disagreements with the former accountant, Schiffer, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Schiffer, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his reports.

Schiffer did not advise the registrant that internal controls necessary to develop reliable financial statements did not exist; no information had come to Schiffer's attention which would make him unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management. Schiffer did not advise the registrant that the scope of the audit should be expanded significantly, or that information had come to his attention that would materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, dated October 10, 2003, (including information that might preclude the issuance of an unqualified audit report).

v. The registrant retained the services of Donahue Associates, L.L.C., Monmouth Beach, New Jersey ("Donahue") on March 19, 2004, as its principal accountant and to conduct an audit for the year ended September 30, 2003.

vi. The registrant did not contact the new accountant prior to its engaging the new accountant regarding the application of accounting principals to a specified transaction, or the type of audit opinion that might be rendered on the registrant's financial statements.

vii. The registrant did not contact the new accountant prior to its engaging the new accountant regarding any matter that was either the subject of a disagreement or a reportable event.

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

Spencer Eubank, age 52, is Secretary,  Treasurer and Director of the Registrant.  Mr.  Eubank is  responsible  for  maintaining the records of the Registrant and works closely with the senior executive management  of the Registrant  in  day-to-day  operations.  Mr.  Eubank has served on the boards of several public, private and not-for-profit  companies as an officer and director including  Pla.Net.Com,  Inc.  (February 1997 to July 1999) and EssxSport  Corp. (January 1996 to March 1998). Mr. Eubank is the owner of an independent research and consulting  service.  Mr. Eubank has degrees in Theology  (B.Th.,  1985) and Sociology (B.A.,  1988).  For 10 years, Mr. Eubank worked in various  capacities for not-for-profit organizations, which served disadvantaged and developmentally disabled  adults  in the  greater Los Angeles area.

Tom Owens, age 55 is a Director for the Company. He served four tours of duty in Vietnam with the U.S. Marines. He is a graduate of the U.S. Defense Department's Information School in Maryland and served as a public relations specialist before retiring from the military in 2000. During his 25 years of active and reserve military service, Owens served as both a non-commissioned officer and commissioned officer. Prior to his retirement, he was assigned as a print and electronic journalist working out of the U.S. Embassy in Managua, Nicaragua during the Hurricane Mitch disaster recovery operations. In 1994, Owens authored his book, Lying Eyes, a chronology of his work as a part of the team of professionals representing LAPD beating victim Rodney King. During his association with the King team, Owens planned and coordinated the now famous worldwide press conference that many attribute was a catalyst to bringing a conclusion to the L.A. riots of 1994. Owens wrote the line made famous by King "Can we all just get along?" Later, he represented O.J. Simpson during the initial phases of the criminal trial process alongside Robert Shapiro and Johnny Cochran. That defense team later became known as "The Dream Team." Owens has written for other news organizations throughout the greater Los Angeles area.

He is a veteran of over 200 television and radio talk shows including Geraldo, Oprah and Donahue. While serving with the Army in Bosnia, Owens hosted a daily four-hour drive-time radio show carried via satellite to 134 countries. He supervised the preparation of the daily television newscast originating from Bosnia and led the first-ever U.S. news crew granted unescorted access inside a deployed Russian combat brigade. Prior to his work as a litigation consultant and investigator, Owens worked as a law enforcement officer where he achieved the rank of captain. He holds the Los Angeles Police Medal and Police Star for valorous actions, awarded for service to the people of the city of Los Angeles. Owens is the deputy commander of the United States Volunteers - Joint Services Command (USV-JSC) headquartered in Los Angeles. As deputy commander, he holds the rank of major general, United States Army Volunteer Reserve (USAVR). Owens is responsible for organizing and staffing newly formed USV-JSC units across the United States. Mr. Owens serves the Registrant as an independent Director and on the Registrant's Audit Committee.

Judith A. Ahrens, age 63, is a Director for the Company. Ms. Ahrens has been involved in the political scene for over twenty years. Her specialized knowledge in the political arena has made her a top consultant for over two decades. Her contributions are not only in domestic matters, but international as well. Her lobbying skills and legislation efforts in agriculture and environmental matters have been instrumental in growth, development and success in start-up companies as well as Fortune 100 companies. One of Ms. Ahrens' significant achievements was in lobbying for Archer Daniels Midland (ADM), a multi-billion dollar conglomerate, which led to the eventual passage of the Ethanol tax exemption for the state of California. She also worked with 3M in developing reflective license plates for the state of California. Another achievement of Ms. Ahrens was her assistance in the set-up of a $16.3 million international rice contract involving California companies. Ms. Ahrens was also a significant player in supporting the efforts of Genstar to make bids for waste disposal sites through a strong network of key politicians. She also facilitated efforts in the passing of an industrial bond allowing expansion of a flour mill facility in Southern California. Ms. Ahrens established and served as the first president of the California Alcohol Fuels Commission.  While in Washington, with the Department of Agriculture, she helped coordinate "The Rural Loan Program" formally referred to as "The Farmers Home Loan" with leading lending institutions throughout the United States. She also has acted as Media Consultant for Presidential, Gubernatorial and Congressional candidates including Jimmy Carter, and was the Advance Press Person for former President Carter, Vice President Mondale and then Secretary of Agriculture Bob Bergland. Most recently Ms. Ahrens worked with Rob Hogg in his successful bid for a seat in the Iowa State Legislature in November 2002. Ms. Ahrens' is currently with National Grant Conferences where she is serving as Head Coordinator (since 1998). Her prior experience includes Home Business Technologies where she served as Director (1995 to 1997); Zond Industries where she was in charge of Government Relations working with members of the Iowa Legislature concerning renewable energy (1994 to 1996); the Steel Tank Institute where she was the Government Affairs Consultant working with individual members of, as well as with committees and sub-committees of, the US Senate and Congress and various federal agencies on lender liability "Super Fund" legislation to assist manufacturers of steel tanks with clean-up efforts of environmental spills and their ramifications (1991 to 1994). Ms. Ahrens served her country as Special Confidential Assistant to the Secretary of Agriculture. In this position she researched and developed a position paper on policies and activities related to the public affairs program for the U.S. Department of Agriculture, she arranged conferences for the Secretary of Agriculture to inform the public of the Administration's policies, she participated in the task force on behalf of the White House evaluating all of the U.S.D.A.'s audio-video productions, and she wrote the file treatment for the Land Reclamation video produced by the U.S.D.A.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	9,013,136	33.22%

Common	Dultz Family Trust, Robert Dultz Trustee c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	10,000,000	36.86%

Common	Larry Dietz c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	51,000	0.19%

Common	Spencer Eubank c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	240,750	0.89%

Common	Carl O’Baugh c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,250	0.19%

Common	Tom Owens c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,000	0.18%

Common	Judith Ahrens c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,000	0.18%

Common	U.S. Metals And Minerals, Inc. Steven M. Lavanway, President 4706 N. 31st Drive, Phoenix, Arizona 85017	2,700,000	9.95%

Common	Officers, Directors and Affiliates as a group (7 individuals)	22,155,136	81.66%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During fiscal year 2003, the chief executive officer and majority shareholder and other shareholders contributed capital of $121,472 to the Company for no shares.

During fiscal year 2002, the chief executive officer and majority shareholder and other shareholders contributed capital of $143,480 to the Company for no shares.

At September 30, 2003, the Company received a loan from two shareholders of $40,000.  The loans are unsecured and mature in one year at no stated interest rate.  The loan agreement gives the option to the shareholders to convert the proceeds of the loan into shares of common stock at $.40 per share.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

23.1

Consent of Henry Schiffer, C.P.A.

31.1

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B)  REPORTS ON FORM 8-K

March 19, 2004 Form 8-K filed reporting a change in the Company’s Auditors.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

/s/ Larry Dietz

Larry Dietz

President and Director

Amendment No. 3

Dated: April 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

April 21, 2004

Robert Dultz

Executive Officer and Acting

Chief Financial Officer

/s/ Larry Dietz

President and Director

April 21, 2004

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

April 21, 2004

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

April 21, 2004

Spencer Eubank

/s/ Tom Owens

Director

April 21, 2004

Tom Owens

/s/ Judith Ahrens

Director

April 21, 2004

Judith Ahrens