Form 10QSB/A
period 2003-12-31
USCORP
filed 2004-04-26
CIK 873185

======================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB/A

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

6

Consolidated Statements of Cash Flows for the Three Months Ended

December 31, 2003 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Controls and Procedures

15

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

16

SIGNATURES

16

Independent Auditor’s Report

The Shareholders

USCorp

(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of December 31, 2003  and the related statements of operations, cash flows, and changes in stockholders' equity for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with reviewing standards generally accepted in the United States of America.  Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement.  A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  A review also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our review provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp as of the dates referred to above and the related consolidated statements of operations and consolidated statement of changes in shareholders’ equity and cash flows for the period then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

April 22, 2004

      USCorp

             (a Development Stage Company)

    Consolidated Balance Sheets

As of December 31, 2003 and September 30, 2003

	Unaudited
ASSETS	31-Dec-03	30-Sep-03

Current assets:
Cash	$14,262	$59,555

Total current assets	14,262	59,555

Other assets:
Mining rights	2,449,466	2,449,466

Total assets	$2,463,728	$2,509,021

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$34,703	$529,311
Loans payable to shareholder- net	40,520	36,233

Total current Liabilities	75,223	565,544

Shareholders' equity:
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 26,919,818 at December 31, 2003 and
25,793,073 shares at September 30, 2003	269,198	257,931
Additional paid in capital	5,846,382	5,366,425
Accumulated deficit	(3,727,075)	(3,680,879)
Total shareholders' equity	2,388,505	1,943,477

Total Liabilities & Shareholders' Equity	$2,463,728	$2,509,021

See the notes to the financial statements.

          USCorp

    (a Development Stage Company)

        Unaudited Consolidated Statement of Operations

  For the Quarter Ended December 31, 2003 and December 31, 2002

                and from Inception, May 22, 1989 through December 31, 2003

			Inception
	31-Dec-03	31-Dec-02	to Date
Revenues:
Gross revenues	$0	$0	$0
Less cost of sales	0	0	0

Net gross profit on sales	0	0	0

General and administrative expenses:
Salaries & consulting	$26,978	$17,349	$2,049,110
Administration	13,451	31,348	704,516
License expense	0	0	83,243
Professional fees	2,480	2,026	286,919

Total general & administrative expenses	42,909	50,723	3,123,788

Net loss from operations	(42,909)	(50,723)	(3,123,788)

Other income (expenses):
Interest expense	(3,287)	0	(3,287)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(46,196)	(50,723)	(3,727,075)

Provision for income taxes	0	0	0

Net loss	($46,196)	($50,723)	($3,727,075)

Basic & fully diluted net loss per common share	($0.00)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	26,758,448	24,921,073

See the notes to the financial statements.

USCorp

     (a Development Stage Company)

                    Consolidated Statement of Changes in Shareholders Equity

  For the Quarter Ended December 31, 2003 and December 31, 2002

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2002	24,921,073	$249,211	$5,017,122	($2,815,592)	$2,450,741

Issued stock for services	40,000	400	16,267		16,667

Capital contributed by shareholders			12,975		12,975

Net loss for the period				(50,703)	(50,703)

Balance at December 31, 2002	24,961,073	249,611	5,046,364	(2,866,295)	2,429,680

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	($3,680,879)	$1,943,477

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	56,800	568	19,880		20,448

Net loss for the period				(46,196)	(46,196)

Balance at December 31, 2003	26,919,818	$269,198	$5,846,382	($3,727,075)	$2,388,505

See the notes to the financial statements.

USCorp

     (a Development Stage Company)

Consolidated Statement of Cash Flows

  For the Quarter Ended December 31, 2003 and December 31, 2002

                 and from Inception, May 22, 1989 through December 31, 2003

			Inception
	31-Dec-03	31-Dec-02	to Date

Net loss	($46,196)	($50,723)	($3,727,075)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	20,448	16,667	1,504,015
Interest expense	3,287		3,287
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(23,832)	19,806	166,701
Net cash used by operations	(46,293)	(14,250)	(1,453,072)

Financing activities:
Issuance of common stock	0	0	1,194,790
Loans from shareholders	1,000	0	41,000
Capital contributed by shareholders	0	12,994	231,544
Net cash provided by operations	1,000	12,994	1,467,334

Net increase (decrease) in cash during the period	(45,293)	(1,256)	14,262

Cash balance at beginning of the period	59,555	1,277	0

Cash balance at end of the period	$14,262	$21	$14,262

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp

(a Development Stage Company)

Notes to the Consolidate Financial Statements

For the Quarters Ended December 31, 2003 and December 31, 2002

1.

 Organization of the Company and Significant Accounting Principles

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

2. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the three months ending December 31, 2003 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.  The Company incurred a net loss of $46,196 in the current period and $3,727,075 since its inception and continues to rely on the issuance of shares to raise capital to fund its business operations.

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

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are no financial instruments convertible into common stock outstanding at December 31, 2003.

The weighted average of common shares outstanding has been computed as follows:

	31-Dec-03	31-Dec-02

Shares outstanding	26,919,818	24,961,073

Weighted average	26,758,448	24,921,073

4. Issuances of Common Stock

During the quarter ended December 31, 2003, the Company issued 1,068,945 shares of common stock valued at $470,776 to consultants for services rendered prior to fiscal year end 2003.

During the quarter ended December 31, 2003, the Company issued 56,800 shares of common stock valued at $20,448 to a consultant for services rendered.

During the quarter ended December 31, 2002, the Company issued 40,000 shares of common stock valued at $16,667 to a consultant for services rendered.

5. Related Party Transactions

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During the quarter ended December 31, 2003, a shareholder advanced the Company $1,000.

6. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($46,196)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(1,501,483)
Allowance for recoverability	1,501,483
Provision for income taxes	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the
Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,501,483
Allowance for recoverability	(1,501,483)
Deferred tax benefit	$0

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

The Company is a "development stage" company. During period ended December 31, 2003, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine. During the period year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' mining property, the Twin Peaks Mine. The annual lease payment for the 141 claims owned by the Registrant is $100 per claim for a total of $14,100.

During the prior period the Company borrowed $20,000 from each of two shareholders.  The terms of each of these loans were as follows: The full amount of each note is due and payable no later than September 30, 2004; The lenders each agreed to accept twenty thousand (20,000) shares of USCorp common stock in lieu of interest on the loans; the shares payable in lieu of interest were provided by a non-affiliated shareholder of Registrant; The $20,000 principal is payable before the due date of the note in the event that the Company receives funding from any source in the amount of $300,000 or more; each Lender has the right to convert their note to shares of USCorp common stock at any time prior to the full payment of the principle by Borrower. The conversion rate is fixed at $0.40 per share.

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

Discussion of Financial Condition.

As of December 31, 2003 the Company had total assets of $2,463,728 with total liabilities of $75,223 (compared with $2,449,487 and $19,806 respectively for December 31, 2002). The company has incurred a net loss of approximately $42,909 for the three months ended December 31, 2003 (compared to $50,703 net loss at December 31, 2002).

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

Date: April 26, 2004