Form 10QSB
period 2004-03-31
USCORP
filed 2004-04-27
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended March 31, 2004

or

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

YES [X]      NO [_]

As of March 31, 2004, the Registrant had 27,129,818 shares of Common Stock par value -.01 outstanding.

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of March 31, 2004 (unaudited)

4

Consolidated Statements of Operations for the Six and Three Months Ended

March 31, 2004 and 2003 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of March 31, 2004

(unaudited)

6

Consolidated Statements of Cash Flows for the Six Months Ended

March 31, 2004 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.  Controls and Procedures

15

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

16

SIGNATURES

16

Independent Auditor’s Report

The Shareholders

USCorp

(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of March 31, 2004 and the related statements of operations, cash flows, and changes in stockholders' equity for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

April 22, 2004

      USCorp

             (a Development Stage Company)

    Consolidated Balance Sheets

As of March 31, 2004 and September 30, 2003

	Unaudited
ASSETS	31-Mar-04	30-Sep-03

Current assets:
Cash	$8,313	$59,555

Total current assets	8,313	59,555

Other assets:
Computer equipment-net	3,000	0
Mining rights	2,449,466	2,449,466

Total assets	$2,460,779	$2,509,021

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$14,703	$529,311
Loans payable to shareholder- net	40,939	36,233

Total current liabilities	55,642	565,544

Shareholders' equity:
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 27,129,818 at March 31, 2004 and
25,793,073 shares at September 30, 2003	271,298	257,931
Additional paid in capital	5,925,282	5,366,425
Accumulated deficit	(3,791,443)	(3,680,879)
Total shareholders' equity	2,405,137	1,943,477

Total Liabilities & Shareholders' Equity	$2,460,779	$2,509,021

See the notes to the financial statements.

          USCorp

    (a Development Stage Company)

        Unaudited Consolidated Statement of Operations

                     For the Six and Three Months Ended March 31, 2004 and March 31, 2002

                and from Inception, May 22, 1989 through March 31, 2004

	6 Mos.	6 mos.	3 Mos.	3 mos.	Inception
	31-Mar-04	31-Mar-03	31-Mar-04	31-Mar-03	to Date
Revenues:
Gross revenues	$0	$0	$0	$0	$0
Less cost of sales	0	0	0	0	0

Net gross profit on sales	0	0	0	0	0

General and administrative expenses:
Salaries & consulting	$56,641	$96,484	$29,663	$79,135	$2,078,773
Administration	42,244	43,674	28,793	12,326	733,309
License expense	700	0	700	0	83,943
Professional fees	7,273	2,895	4,793	869	291,712

Total general & administrative expenses	106,858	143,053	63,949	92,330	3,187,737

Net loss from operations	(106,858)	(143,053)	(63,949)	(92,330)	(3,187,737)

Other income (expenses):
Interest expense	(3,706)	0	(419)	0	(3,706)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(110,564)	(143,053)	(64,368)	(92,330)	(3,791,443)

Provision for income taxes	0	0	0	0	0

Net loss	($110,564)	($143,053)	($64,368)	($92,330)	($3,791,443)

Basic & fully diluted net loss per common share	($0.00)	($0.01)	($0.00)	($0.00)

Shares
Basic & fully diluted	26,898,968	25,013,017	27,040,818	25,013,017

See the notes to the financial statements.

USCorp

     (a Development Stage Company)

                    Consolidated Statement of Changes in Shareholders Equity

    For the Six Months Ended March 31, 2004 and March 31, 2003

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2002	24,921,073	$249,211	$5,017,122	($2,815,592)	$2,450,741

Issued stock for services	315,000	3,150	101,340		104,490

Capital contributed by shareholders			12,975		12,975

Net loss for the period				(143,033)	(143,033)

Balance at March 31, 2003	25,236,073	252,361	5,131,437	(2,958,625)	2,425,173

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	($3,680,879)	$1,943,477

Issuance of common stock	150,000	1,500	58,500		60,000

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	116,800	1,168	40,280		41,448

Net loss for the period				(110,564)	(110,564)

Balance at March 31, 2004	27,129,818	$271,298	$5,925,282	($3,791,443)	$2,405,137

See the notes to the financial statements.

USCorp

     (a Development Stage Company)

Consolidated Statement of Cash Flows

  For the Six Months Ended March 31, 2004 and March 31, 2003

                    and from Inception, May 1989 through March 31, 2004

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

For the Six Months Ended March 31, 2004 and March 31, 2003

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

2. Going Concern Considerations

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the three months ending March 31, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.  The Company incurred a net loss of $110,564 in the current period and $3,791,443 since its inception and continues to rely on the issuance of shares to raise capital to fund its business operations.

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

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are no financial instruments convertible into common stock outstanding at March 31, 2004.

The weighted average of common shares outstanding for the six month period has been computed as follows:

	31-Mar-04	31-Mar-03

Shares outstanding	27,129,818	25,236,073

Weighted average	26,898,968	25,013,017

4. Issuances of Common Stock

During the six months ended March 31, 2004, the Company issued 1,069,945 shares of common stock valued at $470,776 to consultants for services rendered prior to fiscal year end 2003.

During the six months ended March 31, 2004, the Company issued 116,800 shares of common stock valued at $41,448 to a consultant for services rendered.

In February 2004, the Company issued 150,000 shares of common stock and received proceeds of $60,000.

During the six months ended March 31, 2003, the Company issued 315,000 shares of common stock valued at $104,490 to consultants for services rendered.

5. Related Party Transactions

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During the six months ended March 31, 2003, shareholders of the Company contributed capital of $12,975 for no shares.

6. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($110,564)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(1,527,616)
Allowance for recoverability	1,527,616
Provision for income taxes	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,527,616
Allowance for recoverability	(1,527,616)
Deferred tax benefit	$0

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

The Company is a "development stage" company. During period ended March 31, 2003, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine. During the period year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' mining property, the Twin Peaks Mine. The annual lease payment for the 141 claims owned by the Registrant is $100 per claim for a total of $14,100.

During the last quarter of fiscal 2003 the Company borrowed $20,000 from each of two shareholders.  The terms of each of these loans were as follows: The full amount of each note is due and payable no later than September 30, 2004; The lenders each agreed to accept twenty thousand (20,000) shares of USCorp common stock in lieu of interest on the loans; the shares payable in lieu of interest were provided by a non-affiliated shareholder of Registrant; The $20,000 principal is payable before the due date of the note in the event that the Company receives funding from any source in the amount of $300,000 or more; each Lender has the right to convert their note to shares of USCorp common stock at any time prior to the full payment of the principle by Borrower. The conversion rate is fixed at $0.40 per share.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2003.

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

Discussion of Financial Condition.

As of March 31, 2004 the Company had total assets of $2,460,779 with total liabilities of $55,642 (compared with $2,449,474 and $24,301 respectively for March 31, 2003). The company has incurred a net loss of approximately $42,196 for the three months ended March 31, 2004 (compared to $50,703 net loss at March 31, 2002).

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

Date: April 27, 2004