Form 10QSB
period 2004-06-30
USCORP
filed 2004-08-11
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended June 30, 2004

or

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

YES [X]      NO [_]

As of June 30, 2004, the Registrant had 27,868,868 shares of Common Stock, par value $.01, outstanding.

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of June 30, 2004 (unaudited)

4

Consolidated Statements of Operations for the Nine and Three Months Ended

June 30, 2004 and 2003 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of June 30, 2003 and June 30, 2004

(unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended

June 30, 2004 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and

                Results of Operations

12

Item 3.  Controls and Procedures

16

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

16

SIGNATURES

17

Independent Auditor’s Report

The Shareholders

USCorp

(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of June 30, 2004 and the related statements of operations, cash flows, and changes in stockholders' equity for the three months ended June 30, 2004 and 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

August 3, 2004

      USCorp.

             (a Development Stage Company)

    Consolidated Balance Sheets

As of June 30, 2004 and September 30, 2003

	Unaudited
ASSETS	30-Jun-04	30-Sep-03

Current assets:
Cash	$58,229	$59,555

Total current assets	58,229	59,555

Other assets:
Computer equipment-net	2,801	0
Mining rights	2,449,466	2,449,466

Total assets	$2,510,496	$2,509,021

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$8,681	$529,311
Loans payable to shareholders- net	43,347	36,233

Total current liabilities	52,028	565,544

Shareholders' equity:
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 27,868,868 at June 30, 2004 and
25,793,073 shares at September 30, 2003	278,689	257,931
Additional paid in capital	6,207,416	5,366,425
Accumulated deficit	(4,027,637)	(3,680,879)
Total shareholders' equity	2,458,468	1,943,477

Total Liabilities & Shareholders' Equity	$2,510,496	$2,509,021

See the notes to the financial statements.

          USCorp.

    (a Development Stage Company)

        Unaudited Consolidated Statement of Operations

                     For the Nine and Three Months Ended June 30, 2004 and June 30, 2003

                   and from Inception, May 1989 through June 30, 2004

	9 Mos.	9 mos.	3 Mos.	3 mos.	Inception
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03	to Date
Revenues:
Gross revenues	$0	$0	$0	$0	$0
Less cost of sales	0	0	0	0	0

Net gross profit on sales	0	0	0	0	0

General and administrative expenses:
Consulting	$217,332	$96,734	$160,691	$250	$2,239,464
Administration	109,460	55,961	67,330	15,723	800,525
License expense	2,275	2,161	1,461	0	85,518
Professional fees	13,933	2,921	6,660	882	298,372

Total general & administrative expenses	343,000	157,777	236,142	16,855	3,423,879

Net loss from operations	(343,000)	(157,777)	(236,142)	(16,855)	(3,423,879)

Other income (expenses):
Interest expense	(3,758)		(52)		(3,758)
Loss on mining claim	0				(600,000)

Net loss before provision for income taxes	(346,758)	(157,777)	(236,194)	(16,855)	(4,027,637)

Provision for income taxes	0	0	0	0	0

Net loss	($346,758)	($157,777)	($236,194)	($16,855)	($4,027,637)

Basic & fully diluted net loss per common share	($0.01)	($0.01)	($0.01)	($0.00)

Basic & fully diluted	27,059,984	25,013,017	27,384,820	24,921,073

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

Consolidated Statement of Cash Flows

  For the Nine Months Ended June 30, 2004 and June 30, 2003

                    and from Inception, May 1989 through June 30, 2004

	9 Mos.	9 mos.	Inception
	30-Jun-04	30-Jun-03	to Date

Net loss	($346,758)	($157,777)	($4,027,637)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	210,973	96,734	1,694,540
Depreciation	199	0	199
Interest expense	3,758	0	3,758
Changes in other operating assets and liabilities :			0
Accounts payable and accrued expenses	(49,854)	12,092	140,679
Net cash used by operations	(181,682)	(48,951)	(1,588,461)

Investing activities:
Purchase of computer equipment	(3,000)	0	(3,000)
Net cash used for investing activities	(3,000)	0	(3,000)

Financing activities:
Issuance of common stock	180,000	0	1,374,790
Loans from shareholders	3,356	0	43,356
Capital contributed by shareholders	0	48,945	231,544
Net cash provided by operations	183,356	48,945	1,649,690

Net increase (decrease) in cash during the fiscal year	(1,326)	(6)	58,229

Cash balance at beginning of the fiscal year	59,555	8	0

Cash balance at end of the current quarter	$58,229	$2	$58,229

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

                    Consolidated Statement of Changes in Shareholders Equity

    For the Nine Months Ended June 30, 2004 and June 30, 2003

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2002	24,921,073	$249,211	$5,017,122	($2,815,592)	$2,450,741

Issued stock for services	315,000	3,150	101,340		104,490

Capital contributed by shareholders			12,975		12,975

Net loss for the period				(143,033)	(143,033)

Balance at June 30, 2003	25,236,073	252,361	5,131,437	(2,958,625)	2,425,173

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	($3,680,879)	$1,943,477

Issuance of common stock	150,000	1,500	58,500		60,000

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	116,800	1,168	40,280		41,448

Issued stock for services	339,050	3,391	166,134		169,525

Issuance of common stock	400,000	4,000	116,000		120,000

Net loss for the period				(346,758)	(346,758)

Balance at June 30, 2004	27,868,868	$278,689	$6,207,416	($4,027,637)	$2,458,468

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Notes to the Consolidate Financial Statements

For the Nine Months Ended June 30, 2004 and June 30, 2003

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

The Company owns 141 Lode Mining Claims near Bagdad, Arizona, called the Twin Peaks Mine and 22 Lode Mining Claims and 7 Placer Mining Claims near Glamis, California. The Company has no business operations to date.

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

- Raise capital to complete the company’s mining plan of operations.

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

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are shareholder notes convertible into 100,000 shares of common stock outstanding at June 30, 2004.  The effect of the outstanding convertible debt is not included in the calculation for net loss per share because their inclusion would be anti-dilutive.

The weighted average of common shares outstanding for the nine month period has been computed as follows:

	30-Jun-04	30-Jun-03

Shares outstanding	27,868,868	25,236,073

Weighted average	27,059,984	25,013,017

4. Issuances of Common Stock

During the nine months ended June 30, 2004, the Company issued 1,525,795 shares of common stock to consultants for services rendered during fiscal 2003 and the first three quarters of fiscal 2004..

During the nine months ended June 30, 2004, the Company issued 550,000 shares of common stock and received proceeds of $180,000.

During the nine months ended June 30, 2003, the Company issued 315,000 shares of common stock valued at $104,490 to consultants for services rendered.

5. Related Party Transactions

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During the quarter ended December 31, 2003, a shareholder advanced the Company $1,000.

During the six months ended March 31, 2004, shareholders of the Company contributed capital of $12,975 for no shares.

6. Income Tax Provision

Provision for income taxes is comprised of the following:

Net loss before provision for income taxes	($346,758)

Current tax expense:
Federal	$0
State	0
Total	$0

Less deferred tax benefit:
Timing differences	(1,623,511)
Allowance for recoverability	1,623,511
Provision for income taxes	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%
Statutory state and local income tax	10%
Less allowance for tax recoverability	-44%
Effective rate	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,623,511
Allowance for recoverability	(1,623,511)
Deferred tax benefit	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7.  Convertible Debt

In September 2003, the Company issued convertible debt to shareholders in the Company and received proceeds of $40,000.  The debt matures in September 2004 and entitles the holders to convert the debt into 100,000 shares of common stock at an exercise price of $0.40 per share.  The Company recorded a beneficial conversion feature of $3,758 as a result of the transaction and is amortizing the conversion feature to interest expense during fiscal year 2004.

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

The Company is a "development stage" company. During period ended June 30, 2003, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine. During the period year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' mining property, the Twin Peaks Mine. The annual lease payment for the 170 claims owned by the Registrant is $100 per claim for a total of $17,000. This payment will increase to $125 per claim effective September 1, 2004.

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

As a result of the Twin Peaks acquisition, Registrant owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

Picacho Area Claims Acquisition

On June 15, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on May 29, 2004, the Company concluded the acquisition of an aggregate of 29 additional gold mining claims located in Imperial County, California from two individuals.   In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company is obligated to commence production on these claims within two years with the former owners entitled to receive 20% of all net smelter returns of gold, whether paid in cash or in kind.

Under the terms of the acquisition, the Company granted each of the two sellers an option to acquire 50,000 shares of the Company’s common stock at the then current market price at any time within a two year period.  The agreements further provide that the Company’s obligation to commence gold production within two years would be terminated in the event that the foregoing stock options were exercised.  Further, in the event that the Company subsequently sells the claims within two years of the acquisition date, then the sellers will be entitled to receive 20% of the net proceeds of such sale.

On June 15, 2004, we issued a press release regarding these acquisitions.

MANAGEMENT'S DEVELOPMENT PLANS

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

- Secure additional equity financing needed to accomplish Corporate goals from private sources and institutional funds, nationally and internationally;

- Complete acquisitions of other potential producing properties in the region surrounding the Twin Peaks Mine and in other areas of California and Nevada;

- Establish a corporate office in Arizona, a field office on or near the Twin Peaks Mine site and an office centrally located near the financial markets of Southern California;

 - Development of the Twin Peaks Mine and the Picacho Area Claims by implementing a comprehensive exploration program of the entire group of 170 claims;

- Complete Twin Peaks Mine and Picacho Area Claims ore testing program in order to determine the best mining methods and recovery rates;

- Retain an environmental consulting firm to design a post-production reclamation program;

- Complete bankable feasibility studies meeting SEC standards for placing the true reserve value of existing claims on the financial statements; and

- Complete, file and secure approval of major Mining Plans of Operations with the U.S. Bureau of Land Management (BLM).

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2004.

Discussion of Financial Condition.

As of June 30, 2004 the Company had total assets of $2,510,496 with total liabilities of $52,028 (compared with $2,449,468 and $14,086 respectively for June 30, 2003). The company has incurred a net loss of approximately $236,142 for the three months ended June 30, 2004 (compared to $16,855 net loss at June 30, 2003).

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

Date: August 10, 2004