Form 10KSB
period 2004-09-30
USCORP
filed 2004-11-26
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

 (Mark One)

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2004

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of October 7, 2004, the value of such stock was $2,065,370.44.

FORM 10-KSB

September 30, 2004

USCORP

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

3

PART I

ITEM 1.     Description of Business

3

ITEM 2.     Description of Property

14

ITEM 3.     Legal Proceedings

14

ITEM 4.     Submission of Matters to a Vote of Security Holders

14

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

14

ITEM 6.     Management’s Discussion and Analysis of Financial Condition and Results

of Operations

16

ITEM 7.     Financial Statements

19

ITEM 8.     Changes in and Disagreements with Accountants

20

ITEM 8A.   Controls and Procedures

21

ITEM 8B.   Other Information

21

PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons

21

ITEM 10.   Executive Compensation

24

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

25

ITEM 12.   Certain Relationships and Related Transactions

26

ITEM 13.   Exhibits

26

ITEM 14.   Principal Accountant Fees and Services

26

Signatures

27

PART F/S

Financial Statements

F-1 to F-11

FORWARD LOOKING STATEMENTS

Some of the information contained in this Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words “estimate”, “plan”, “intend”, “expect”, “anticipate” and similar expressions are intended to identify forward-looking statements which involve, and are subject  to, known and unknown risks, uncertainties and other factors which could cause Registrant’s actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to Registrant at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond Registrant’s control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. Registrant undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A. Recent Developments.

Except as set forth herein or otherwise in this Form 10-KSB, information presented here is as of September 30, 2004.

 1. During fiscal 2004, Registrant's primary accountant, Henry Schiffer, C.P.A., An Accountancy Corporation ("Schiffer"), was dismissed by the Company on March 19, 2004.

No reports on the financial statements prepared by Schiffer over the two most recent fiscal years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principals except for an uncertainty relating to the registrant's ability to continue as a going concern, which was stated in the reports for both years. The decision to change accountants was approved by the Board on March 19, 2004.During the registrant's two most recent fiscal years, and any subsequent interim period preceding the dismissal on March 19, 2004, there were no disagreements with the former accountant, Schiffer, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Schiffer, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his reports.

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

 Following the dismissal of Schiffer, Registrant retained the services of Donahue Associates, L.L.C., Monmouth Beach, New Jersey ("Donahue") on March 19, 2004, as its principal accountant.  For more information please see Registrant's 8-K Report filed in March 2004.

 2. On May 29, 2004, the Company concluded the acquisition of an aggregate of 29 additional gold mining claims located in Imperial County, California from two individuals.   In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company is obligated to commence production on these claims within two years with the former owners entitled to receive 20% of all net smelter returns of gold, whether paid in cash or in kind.

Under the terms of the acquisition, the Company granted each of the two sellers an option to acquire 50,000 shares of the Company’s common stock at the then current market price at any time within a two year period.  The agreements further provide that the Company’s obligation to commence gold production within two years would be terminated in the event that the foregoing stock options were exercised.  Further, in the event that the Company subsequently sells the claims within two years of the acquisition date, then the sellers will be entitled to receive 20% of the net proceeds of such sale.  For more information regarding this acquisition please see Registrant’s 8-K Report dated May 29, 2004.

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

Registrant’s plan of operation and business objectives will be to engage in (a) the precious metals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would complement Registrant’s existing or proposed operations. All of Registrant’s business operations are conducted through its subsidiaries

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, Registrant acquired USMetals; including its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven resources developed at its properties.

The Mining Claims of USMetals are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of USMetals’ Mining Claims, more commonly referred to as the “Twin Peaks Mine,” are the historic sites of the Crosby, Hayes, Swiss Belle and Glory Hole Mines, past producers of gold and silver. The claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. The exceptions are the tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects, which abut USMetals’ property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies and prospectors can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

The Santa Maria River traverses the Mining Claims and USMetals is the only company that holds water rights to that section of the river, a valuable asset for a mining company in this arid country.

All of USMetals’ mining properties are unpatented mining claims; consequently, Registrant has only possessory title with respect to such properties. The claims were duly transferred by official deed from the prior owner to USMetals on March 22, 2002.  The real property upon which USMetals’ claims are located is subject to a paramount lien by the United States of America; all of USMetals’ claims are subject to the applicable rules and regulations of the United States Department of the Interior, Bureau of Land Management, which administers USMetals’ use and activities on said Mining Claims. USMetals has paid all of the required fees in order to maintain the 141 Mining Claims, which USMetals owns, for the current periods. All of the necessary documents and affidavits have been filed with the Yavapai County Recorder, as was mentioned hereinabove.

Registrant and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given by Ernst & Whinny and by Geo-Processing, Inc. and, to a lesser extent, California Core Drilling Company. USMetals has had consulting relationships with International Energy and Resources, Inc., Shield Environmental Associates, Blasting Contracting, Inc. and Metallurgical Services, Inc. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting Registrant and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to Registrant’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) known as the Chocolate Mountain Region Claims and the Picacho Area Claims. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven resources developed at its properties.

In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company is obligated to commence production on these claims within two years with the former owners entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind.

Registrant has spent the last 3 years developing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest Resource Development, Inc., Registrant has acquired for development of a total of 3,520 acres of precious metal properties located in the Chocolate Mountain region of Imperial County, California:  Geological testing has successfully recovered gold and silver from dry washes and feeder rills.  Laboratory analysis indicates these findings warrant continued development.

The Chocolate Mountains region, located in southeastern Imperial county of California, includes the Picacho State Park and surrounding areas that has a rich history of gold mining activities dating back to 1775. This property is in a district that has been producing gold since the 1800s. In 1890 a large stamp mill was built beside the Colorado River at the town of Picacho. The Picacho Mine was opened in the Picacho Basin area and a narrow gauge railroad began hauling ore from the mine to the mill. By 1904, the town of Picacho had a population of 2,500 people. The ruins of the mill are a few miles from USCorp's newly acquired claims in the Picacho State Recreation Area. Thousands of people visit the old mill ruins each year. To the south and west of the claims there are ruins of many old placer and lode workings as well as recently producing major mining operations.

Numerous discoveries of placer gold throughout Imperial County have remained undeveloped due to a common problem encountered by small miners.   Due to the lack of an adequate water supply to support placer gold recovery operations in the region, scores of small and medium size mining operations have failed to successfully recover precious metals known to exist throughout the region. Southwest believes it has located a potentially adequate water source. Southwest intends to use a state of the art gold recovery system designed and developed by the Company’s Process Engineer for the specific conditions found on these properties. Based on the recent reports of geologists and engineers, Southwest believes this property has the potential to develop into a significant gold producing operation.

Mining has been carried out in the Chocolate Mountains of Imperial County using old hard rock mining and placer methods.   However, in 1984, new mining methods were used to develop and mine a low-grade ore body discovered along the southern spur of the Chocolate Mountains in an area called Mesquite.   The Mesquite ore body is a disseminated gold deposit with a lenticular form, northwest trending and steeply dipping.  Hydrothermal waters deposited gold in the highly fractured and porous rock following along a detachment fault system that is common in the area.  The lode deposits of gold are identified as pre-Tertiary in age and are directly related to Tertiary plutonic bodies.   Portions of Southwest’s newly acquired properties are adjacent to the Mesquite area described above and share some of the same geological features. The mineral property controlled by USCorp is within the mineralization trend between producing mines to the west and past producers to the east. The geology and history of this area indicate it is rich in gold deposits. Southwest intends to go into production as soon as possible after approvals and financing are obtained.

Recent Initial Exploration and Exploitation

Although many companies and individuals are engaged in the mining business, including large established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease, or other acquisition in the United States and other areas where USMetals contemplates conducting its exploration and/or production activities. However, it has been determined by qualified geologists and mining companies that USMetals’ Arizona properties have both proven and non-proven estimates on a variety of precious and non-precious minerals.  Historically, the specific geographic region in which USMetals intends to conduct its exploratory and mining activities has been the subject of various general samplings, which were performed by the State of Arizona, the United States Department of the Interior Bureau of Mines, and the United States Department of the Interior Bureau of Land Management, as well as by the results of historic and current mining activities by companies that are not presently affiliated or associated with USMetals

Registrant has relied upon a number of studies to determine the feasibility and valuation of USMetals’ pursuit to develop the Mining Claims; these studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploratory and mining development, of the overall Mining Claims, and have been performed by a number of different firms, each of which has utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Mine’s Mining Claims.

Following are summaries from each of the principal studies, beginning with the report performed by California Core Drilling Company, then, the report by International Energy and Resources, Inc., and, lastly, the most recent analysis and description of work performed by Shield Environmental Associates. To substantiate each of these reports, the Company will set forth certain conclusions made by Geo-Processing, Inc. and by Ernst & Whinny.

Early Exploration Conducted and Valuations Determined by California Core Drilling Company.

Beginning in 1981, R. W. Barnes, a geologist for California Core Drilling Company, performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (included in USMetals’ Twin Peaks Mine).  Mr. Barnes drilled 28 core drill holes on the Crosby Mine site. His report was based on 200-foot depth cores.  This area was 18,519 cubic yards, or approximately 20,000 tons of ore reserve. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.

The results were .14 ounces of gold per ton and .70 ounces of silver per ton. Moreover, this ground value was before processing.  The core samples also revealed quartz monzonite porphyry formations throughout the area of sampling.  The many faults located in this area were of considerable importance in controlling supergene enrichment; the largest quantity and highest grade of ore occurs when these faults intersect or are closely spaced. There was significant evidence of this enrichment recorded from the samples taken from the Crosby Mine site area. And, the gold and silver that was found is natural to the formations of the enrichment zone.  In Mr. Barnes’ report, his qualified and professional conclusion was that the sampling area at the Crosby Mine site (which consisted of 1,800,000 tons) contained 252,000 ounces of gold and 1,260,000 ounces of silver in the form of proven reserves. Mr. Barnes certified these figures as total ground production values.

Recent Exploration and Samplings

Through extensive recent geological surveys, Registrant and USMetals have been gratified by the results of such surveys provided by one of USMetals’ principal advisors.  It was determined that the Twin Peaks Mine is on the same structure and flat zone as the Phelps-Dodge Cypress deposit. The claims and previous producing mines are on the Jasper Peak, with gold carrying mineralization in the Jasperoid. To the date of the report (2002), numerous geological, geochemical, and geophysical studies were conducted in order to confirm historical assays and to establish estimated reserves at USMetals’ properties.

Historically, over 10,000 feet of core drillings were performed and over 1,500 fire assays were conducted. These assays showed an overall average of .14 ounces of gold per ton and .595 ounces of silver per ton, which, at today’s mining capability, proves over 652,000 ounces of gold and 2,488,000 ounces of silver in reserve using only 1 area of 3 claims.

The geological, geophysical, and geochemical studies stated above were reviewed and evaluated by Nicholas H. Carouso, the President of Geo-Processing, Inc., which was an independent mining, consulting, and geologic firm. Mr. Carouso was engaged to evaluate the commercial feasibility of the claims. Mr. Carouso’s report and economic study recommended the continuation of exploration and the start of production.

Specific Environmental Regulation.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to USMetals’ ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to companies within the industry. To the extent USMetals is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to USMetals and could have a material adverse effect on USMetals

In the context of environmental compliance and permitting, including the approval of reclamation plans, USMetals must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. USMetals has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

The Environmental Protection Agency (“EPA”) continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act (“RCRA”). The difficulty is that many Federal laws duplicate existing state regulations.

Mining companies in the United States are also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on USMetals of these revisions is not clear at this time. Environmental laws and regulations enacted and adopted in the future may have a significant impact upon USMetals’ future operations.

Reclamation plans which are approved by various environmental regulatory authorities are subject to on-going review and modification. Although USMetals’ management believes that the reclamation plans developed and implemented for its mine sites are reasonable under current conditions, any future re-determination of reclamation conditions or requirements could significantly increase USMetals’ costs of implementation of such plans.

Competition.

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. USMetals will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than USMetals In addition, USMetals will compete with other firms in its efforts to obtain financing to explore and develop mineral properties including the claims its already owns.  Further, the mining industry is typified by companies with significantly greater financial resources and market recognition than the Company.  At present, Registrant is not a significant factor within this industry.

Employees and Independent Contractors.

As of the Date of this Report, Registrant did not employ any persons other than its executive officers and directors named herein.

As of the Date of this Report, Registrant and its wholly owned subsidiaries have utilized two principal consultants/advisors: Quantum GeoConsulting Group, under its managing partner, Edwin Arbar and International Energy and Resources, Inc. (IERI) under the guidance and direction of IERI’s current Chairman and CEO, John Owen, which, in turn, employ subcontractors that perform work indirectly for Registrant and its subsidiaries.

C. Risk Factors

Lack of Operating History and Earnings.  Registrant has no operating history or revenues. Registrant expects to incur further losses in the foreseeable future due to significant costs associated with its business development, and the business development of its subsidiaries, including costs associated with its acquisition of new mining claims and/or operations. There can be no assurance that Registrant’s operations will ever generate sufficient revenues to fund its continuing operations that Registrant will ever generate positive cash flow from its operations, or that Registrant will attain or thereafter sustain profitability in any future period.

Speculative Nature of Registrant’s Proposed Operations; Dependence Upon Management. The success of Registrant’s operations, independently and through its subsidiaries, and its proposed plan of operation will depend largely on the operations, financial condition, and management of Registrant. While management intends to engage in the business purposes stated herein, there can be no assurance that it, or any of its subsidiaries, will be successful in conducting such business.  Presently, Registrant is totally dependent upon the personal efforts of its current management. The loss of any officer or director of Registrant could have a material adverse effect upon its business and future prospects.  Registrant does not presently have key-man life insurance upon the life of any of its officers or directors.  Registrant will also employ independent consultants to provide business, geological, mining and marketing advice. Such consultants have no fiduciary duty to Registrant or its shareholders, and may not perform as expected.  The success of Registrant will, in significant part, depend upon the efforts and abilities of management, including such consultants as are or may be engaged in the future.  See “PART III, ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”.

Risks Inherent In Exploration and Mining Operations. Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. Registrant’s Mining Claims are also indirectly subject to all hazards and risks normally incident to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; and the risks of injury to persons, property or the environment. In particular, the profitability of gold mining operations is directly related to the price of gold. The price of gold fluctuates widely and is affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the price of gold should drop dramatically, the value of the Mining Claims could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. Selection of a property for exploration or development; the determination to construct a mine and to place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine. The volatility of gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

Uncertainty of Reserves and Mineralization Estimates. There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond Registrant’s control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Environmental Risks. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to Registrant (or to other companies within the gold industry) at a reasonable price. To the extent Registrant becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available and could have a material adverse effect on Registrant. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Proposed Federal Legislation. Over the past ten years, the U.S. Congress has adopted revisions of the General Mining Law of 1872, which governs the creation of mining claims and related activities on Federal public lands in the United States. Similarly, the U. S. Congress and the Clinton Administration eliminated the U.S. Bureau of Mines, which was the agency responsible for gathering and maintaining data on mines throughout the United States. Beyond changes to the existing laws, the Congress or the Bush Administration may propose or adopt new laws; any such revisions could also impair USMetals’ and Southwest’s ability to develop, in the future, any mineral prospects that are located on unpatented mining claims on Federal lands.

Title to Properties. The validity of unpatented mining claims, which constitute all of Registrant’s property holdings, is often uncertain and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risks than patented mining claims, or other real property interests that are owned in fee simple. Registrant has not filed any patent applications for any of its properties that are located on Federal public lands in the United States, (specifically, in the States of Arizona and California), and, under changes to the General Mining Law, patents may not be available for such properties. Although management believes it has taken requisite action to acquire satisfactory title to its undeveloped properties, it does not intend to go to the expense to obtain title opinions until financing is secured to develop the property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Competition. There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. Registrant will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than Registrant. In addition, Registrant will compete with other firms in its efforts to obtain financing to explore and develop mineral properties.

Registrant’s Financial Statements Contain a “Going Concern Qualification.” Registrant may not be able to operate as a going concern. The independent auditors’ report accompanying its financial statements contains an explanation that Registrant’s financial statements have been prepared assuming that it will continue as a going concern. Note 1 to these financial statements indicates that Registrant is in the development stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Registrant’s audit report and financial statements are included herein as “PART F/S”.

Uncertainty As To Management's Ability To Control Costs And Expenses. With respect to Registrant's development of its mining properties and the implementation of commercial operations, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses. Consequently, if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

No Dividends.  The Company has not paid any dividends nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

Risks of Low-Priced Stocks And Possible Effect of “Penny Stock” Rules on Liquidity. Currently Registrant’s stock is defined as a “penny stock” under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934.  In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) or National Market System (“NASDAQ NMS”) and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell Registrant’s stock, and therefore, may adversely affect the ability of Registrant’s stockholders to sell stock in the public market.

Shares Eligible for Future Sale.  A total of 29,531,459 shares of Common Stock are issued and outstanding as of the date of this Report, of which approximately 23,586,257 shares thereof are “restricted securities” as that term is defined under the Securities Act.  Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available.  One exemption that may be available in the future is Rule 144 adopted under the Securities Act.  Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years.  Sales under Rule 144 may have a depressive effect on the market price of Registrant’s securities, should a public market be available for Registrant’s shares.

Forward-Looking Statements. This document contains forward-looking statements.  Readers are cautioned that all forward-looking statements involve risk and uncertainty.  Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. (See “Forward Looking Statements”, PART I).

(D) Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC internet site is http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

 The Company's principle executive offices are located at 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

ITEM 3.  LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2004, the Company was not a party to legal proceedings requiring disclosure in this Report  and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were put to the vote of the shareholders during the fiscal year ended on September 30, 2004. On June 14, 2004 the shareholders approved the addition of a second class of convertible preferred stock, 50,000,000 shares designated Series B and convertible into two shares of common stock. On September 15, 2004 the shareholders approved increasing the number of common shares authorized to be issued from 100,000,000 to 300,000,000. Subsequent to the date of this report, on November 8, 2004, the shareholders approved the addition of a second class of common stock, 25,000,000 shares designated Series B common.

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

PERIOD

HIGH

LOW

Quarter ended December 31, 2002

$     3.00

$     0.31

Quarter ended March 30, 2003

$     1.01

$     0.31

Quarter ended June 30, 2003

$     0.40

$     0.31

Quarter ended September 30, 2003

$     0.45

$     0.27

Quarter ended December 31, 2003

$     0.55

$     0.23

Quarter ended March 30, 2004

$     0.50

$     0.31

Quarter ended June 30, 2004

$     0.63

$     0.34

Quarter ended September 30, 2004

$     0.44

$     0.25

On October 7, 2004 the reported closing price for the Company's common stock was $0.26 per share; there were approximately 171 record holders of the Company's shares.

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

Recent Sales of registered and unregistered securities.

During fiscal year 2004, the Company issued (i) 1,069,945 shares of common stock to vendors to pay outstanding invoices of $470,776; (ii) 550,000 shares of common stock and received proceeds of $212,000.

Additionally, In June 2004, the Company commenced a private placement of 6 million units of its securities with each unit consisting of one share of preferred stock and one warrant to purchase an additional share of preferred stock at a price of $0.50 per unit.  The offer terminates in January 2005. Each preferred share is convertible into two common shares at any time at the election of the preferred shareholder.  Each warrant represents the right of the holder to purchase one additional preferred share at a price of $0.50 during the two-year period following the date of their issuance.  The Company may call the warrants at any time at a redemption price of $0.001 per warrant provided the price of its common stock has traded above $1 for 20 consecutive days.

The preferred shares accrue interest at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year, payable annually in arrears. The Company may elect to make payment of interest in the form of common shares. In which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

The preferred shares are redeemable by the Company at any time after one year from the date of their issuance provided that the common shares have sustained a trading price of not less than $1.00 per common share for at least 20 consecutive trading days.  If the Company elects to redeem the Shares, the redemption price shall be determined as follows:

(i)

During the second year after their issuance at $0.575 per preferred share;

(ii)

During the third year after their issuance at  $0.55 per preferred share;

(iii)

During the fourth year after their issuance at $0.525 per preferred share;

(iv)

After the fourth year after their issuance at $0.50 per preferred share.

During September 2004, the Company received $55,175 of subscriptions for 112,500 units in this private placement.

Finally, the company issued registered shares as follows: 2,118,441 shares of common stock to consultants for services rendered valued at $673,898.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

 The Company is a "development stage" company. During fiscal year ended September 30, 2004, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine and the acquisition of Chocolate Mountain Region claims and Picacho Area claims in Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' mining properties, the Twin Peaks Mine and the Picacho Area Claims. The annual lease payment for the 170 claims owned by the Registrant was increased from $100 per claim to $125 per claim for a total of $21,250.

All of the Company's mining business operations are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the Twin Peaks Mine Exploration and Development Team upon adequate funding of the project.

As a result of the acquisition of USMetals, Inc., Registrant owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

As a result of the acquisition of Southwest Resource Development, Inc., Registrant owns 8 unpatented lode and 21 unpatented placer mining claims totaling approximately 3,520 acres in eastern Imperial County, California which the Company refers to as the Chocolate Mountain Region claims and the Picacho Area Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. Similarly to the Company’s Arizona property, under the prior owners of the Chocolate Mountain Region claims and the Picacho Area Claims exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals.

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2004 was $956,174 compared to $865,287 for last year, an increase of approximately 10.5%.  The main areas of increase were in administration costs ($149,048 for fiscal 2004 compared to $83,532 last year); license expense ($26,289 in fiscal 2004 compared to $14,100 in fiscal 2003) and professional fees ($50,180 in fiscal 2004 compared to $5,133 in fiscal 2003). The increase in license expense was due to (a) an increase by the Bureau of Land Management in the year lease payment from $100 to $125 per claim and (b) to the increase in claims from 141 to 170.

After interest expense in fiscal 2004 of $7,934, compared to $0 in the prior year, the Company realized a net loss for fiscal 2004 of $964,108 as compared to a net loss of $865,287 for the prior fiscal year. This loss translated into a loss of $0.04 per shares for fiscal 2004, compared to a loss of only $0.03 for fiscal 2003.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2004 cash on hand was $16,781 as compared with $59,555 at September 30, 2003.  During fiscal 2004 the Company received $267,175 through the sale of common stock and preferred stock.  In addition, the Company received services and the cancellation of existing indebtedness in the aggregate amount of $1,144,674 through the issuance of additional shares of common stock.  See,  “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

At September 30, 2004, the Company had a working capital deficit of $115,840 compared to working capital deficit of $505,989 at September 30, 2003. Working capital increased mainly as a result of issuing preferred and common stock in cancellation of existing debt and for cash proceeds as discussed above.

Total assets at September 30, 2004 were $2,468,664 as compared to $2,509,021 at September 30, 2003.

The Company's total stockholders' equity increased $392,566 from September 30, 2003 to $2,336,043 at September 30, 2004.  Stockholders’ equity increased because of the issuance of preferred and common stock for cash proceeds and in payment for services and cancellation of prior debt as discussed above.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditor’s Report

F-1

Consolidated Balance Sheets

F-2

Consolidated Statement of Operations

F-3

Consolidated Statement of Cash Flows

F-4

Consolidated Statement of Changes in Shareholders Equity

F-5

Notes to the Consolidated Financial Statements

F-6 – F-11

Independent Auditor’s Report

The Shareholders

USCorp

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of USCorp. as of September 30, 2004 and September 30, 2003 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp. as of September 30, 2004 and September 30, 2003 and the related consolidated statements of operations and consolidated statement of changes in shareholders’ equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ Donahue Associates, L.L.C.

Donahue Associates, L.L.C.

Monmouth Beach, New Jersey

November 10, 2004

      USCorp

             (A Development Stage Company)

   Consolidated Balance Sheets

As of September 30, 2004 and September 30, 2003

ASSETS	2004	2003

Current assets:
Cash	$16,781	$59,555

Total current assets	16,781	59,555

Other assets:
Mining rights	2,449,466	2,449,466
Equipment- net	2,417	0

Total assets	$2,468,664	$2,509,021

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$38,797	$529,311
Subscriptions payable-net	49,657	0
Advance payable to shareholder	44,167	36,233

Total current liabilities	132,621	565,544

Shareholders’ equity:
Series A preferred stock, one share convertible to eight shares of common;
no stated dividend, stated value $0.01, 10,000,000 shares authorized,
no shares outstanding at September 30, 2004 and September 30, 2003	$0	$0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,no shares outstanding at September 30, 2004 and
September 30, 2003	0	0
Common stock- $.01 par value, authorized 300,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004
and 25,793,073 shares at September 30, 2003	295,314	257,931
Additional paid in capital	6,685,716	5,366,425
Accumulated deficit	(4,644,987)	(3,680,879)
Total shareholders’ equity	2,336,043	1,943,477

Total Liabilities & Shareholders’ Equity	$2,468,664	$2,509,021

See the notes to the financial statements.

          USCorp

    (A Development Stage Company)

         Consolidated Statements of Operations

                     For the Years Ended September 30, 2004 and September 30, 2003

                   and from Inception, May 1989 through September 30, 2004

			Inception
	2004	2003	to Date
General and administrative expenses:
Consulting	$730,657	$762,522	$2,752,789
Administration	149,048	83,532	840,113
License expense	26,289	14,100	109,532
Professional fees	50,180	5,133	334,619
Total general & administrative expenses	956,174	865,287	4,037,053

Net loss from operations	(956,174)	(865,287)	(4,037,053)

Other income (expenses):
Interest expense	(7,934)	0	(7,934)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(964,108)	(865,287)	(4,644,987)

Provision for income taxes	0	0	0

Net loss	($964,108)	($865,287)	($4,644,987)

Basic & fully diluted net loss per common share	($0.04)	($0.03)

Weighted average of common shares outstanding:
Basic & fully diluted	27,352,907	25,352,944

See the notes to the financial statements.

USCorp

     (A Development Stage Company)

Consolidated Statements of Cash Flows

  For the Years Ended September 30, 2004 and September 30, 2003

                   and from Inception, May 1989 through September 30, 2004

			Inception
	2004	2003	to Date
Operating Activities:
Net loss	($964,108)	($865,287)	($4,644,987)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	673,898	272,784	1,946,492
Depreciation expense	583	0	583
Interest expense	7,934		7,934
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(19,738)	529,309	(303,749)
Net cash used by operations	(301,431)	(63,194)	(2,393,727)

Investing activities:
Purchase of equipment	(3,000)	0	(3,000)
Net cash used by investing activities	(3,000)	0	(3,000)

Financing activities:
Issuance of common stock	212,000	0	2,088,539
Subscriptions received	55,175	0	55,175
Placement fees	(5,518)	0	(1,750)
Advance from shareholder	0	40,000	40,000
Capital contributed by shareholders	0	81,472	231,544
Net cash provided by financing activities	261,657	121,472	2,413,508

Net increase (decrease) in cash during the fiscal year	(42,774)	58,278	16,781

Cash balance at beginning of the fiscal year	59,555	1,277	0

Cash balance at end of the fiscal year	$16,781	$59,555	$16,781

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp

     (A Development Stage Company)

           Consolidated Statement of Changes in Shareholders Equity

                    From October 1, 2001 to September 30, 2004

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2001	453,573	$4,536	$2,668,851	($2,673,387)	$0

Issued stock to purchase subsidiary	24,200,000	242,000	2,207,466		2,449,466

Issued shares to employees	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(142,205)	(142,205)

Balance at September 30, 2002	24,921,073	249,211	5,017,122	(2,815,592)	2,450,741

Issued stock for services	872,000	8,720	264,064		272,784

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	257,931	5,366,425	(3,680,879)	1,943,477

Issuance of common stock	550,000	5,500	206,500		212,000

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	2,118,441	21,184	652,714		673,898

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($4,644,987)	$2,336,043

See the notes to the financial statements.

USCorp

(A Development Stage Company)

Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2004 and September 30, 2003

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

The Company, through its wholly owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly owned subsidiary Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims.

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

1.   Organization of the Company and Significant Accounting Principles (Continued)

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

Property and Equipment- Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful life of the asset, which is estimated at three years.

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”.  SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

2.   Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, during the twelve months ending September 30, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability.  The Company incurred a net loss of $962,107 in fiscal 2004 and $4,642,986 since its inception and continues to rely on the issuance of shares to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

-

Raise capital to complete the company’s mining plan of operations.

-

Complete exploration and drilling on claims of the Twin Peaks Mine and Chocolate Mountain Region Claims.

-

Complete testing operations on all properties.

-

Complete reports and feasibility studies on the Twin Peaks Mine and Chocolate Mountain Region Claims.

-

Bring the Twin Peaks Mine and Chocolate Mountain Region Claims to full-scale commercial mining.

-

Obtain a credit facility based in part on the value of its proven reserves when available and if appropriate given market conditions.

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There were shareholder notes convertible into 100,000 shares of common stock outstanding during fiscal 2004 that expired on September 30, 2004.  The effect of the outstanding convertible debt is not included in the calculation for net loss per share because their inclusion would be anti-dilutive.

The weighted average of common shares outstanding for the fiscal years ended 2004 and 2003 has been computed as follows:

	2004	2003

Shares outstanding	29,531,459	25,793,073

Weighted average	27,352,907	25,352,944

4. Issuances of Common Stock

During fiscal year 2003, the Company issued 872,000 shares to employees and consultants for services rendered valued at $272,784.

During fiscal year 2004, the Company issued 1,069,945 shares of common stock to vendors to pay outstanding invoices of $470,776.

During fiscal year 2004, the Company issued 550,000 shares of common stock and received proceeds of $212,000.

During fiscal year 2004, the Company issued 2,118,441 shares of common stock to consultants for services rendered valued at $673,898.

5. Related Party Transactions

The Company is provided office space by the chief executive officer and majority shareholder at no cost to the Company.

During fiscal year 2003, the chief executive officer and majority shareholder and other shareholders contributed capital of $81,472 to the Company for no shares.

In September 2003, the Company issued convertible debt at no interest to shareholders in the Company and received proceeds of $40,000.  The debt matured in September 2004 and entitled the shareholders to convert the debt into 100,000 shares of common stock at an exercise price of $0.40 per share.  The Company recorded a beneficial conversion feature of $3,767 as a result of the transaction and amortized the beneficial conversion feature to interest expense during fiscal year 2004.  In addition, the Company imputed interest on the shareholder advance of 10% and recorded the interest expense in the statement of operations.

6. Property and Equipment

A summary of equipment at September 30, 2004 is as follows:

	2004	2003

Office equipment	3,000	0
Accumulated depreciation	(583)	0

Net property & equipment	$2,417	$0

7. Private Placement

In June 2004, the Company offered a private placement of 6 million units.  Each unit of the private placement contained on share of preferred stock and one warrant at a price of $0.50 per unit.  The offer terminates in January 2005.

Each preferred share is convertible into two common shares at any time at the election of the preferred shareholder.  Each warrant represents the right of the holder to purchase one additional preferred share at a price of $0.50 during the two-year period following the date of their issuance.  The Company may call the warrants at any time at a redemption price of $0.001 per warrant provided the price of its common stock has traded above $1 for 20 consecutive days.

The preferred shares accrue interest at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year, payable annually in arrears. The Company may elect to make payment of interest in the form of common shares. In which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

The preferred shares are redeemable by the Company at any time after one year from the date of their issuance provided that the common shares have sustained a trading price of not less than $1.00 per common share for at least 20 consecutive trading days.  If the Company elects to redeem the Shares, the redemption price shall be determined as follows:

(v)

During the second year after their issuance at $0.575 per preferred share;

(vi)

During the third year after their issuance at  $0.55 per preferred share;

(vii)

During the fourth year after their issuance at $0.525 per preferred share;

(viii)

After the fourth year after their issuance at $0.50 per preferred share.

During 2004, the Company received $55,175 of subscriptions for 112,500 units.

8. Income Tax Provision

Provision for income taxes is comprised of the following:
	2004	2003

Net loss before provision for income taxes	($957,174)	($865,287)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,871,059)	(1,482,447)
Allowance for recoverability	1,871,059	1,482,447
Provision for income taxes	$0	$0

8. Income Tax Provision (Continued)

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,871,059	$1,482,447
Allowance for recoverability	(1,871,059)	(1,482,447)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current.
IRS statutes

9. Addendum to the Consolidated Statement of Cash Flows

The following transaction during the fiscal year 2004 has been classified as a non-cash transaction and has been excluded from the statement of cash flows.

During fiscal year 2004, the Company issued 1,069,945 shares of common stock to a consultant to pay for outstanding invoices of $470,776.

10. Subsequent Event

In October 2004, the Company issued 115,000 shares of preferred B stock to subscription purchasers discussed in Note 7 and new subscription purchases received in October 2004. Also in October 2004 the shareholders approved a new class of Common Stock, 25,000,000 shares of $.001 par value Series B Common Stock.

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

Item 8B.  Other Information

In October 2004 the shareholders approved a new class of Common Stock, 25,000,000 shares of $.001 par value Series B Common Stock.  Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series of $.001 par value common stock in the amount of 25,000,000 shares.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Name

Age

Position Held

Robert Dultz

63

Chief Executive Officer, acting Chief Financial Officer and

  Chairman

Larry Dietz

57

President and Director

Carl W. O'Baugh

73

Vice President and Director

Spencer Eubank

52

Secretary, Treasurer and Director

Tom Owens

56

Director

Judith Ahrens

64

Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2004

Robert Dultz, age 63, is Chairman of the Board, Chief Executive Officer, and the Principal Stockholder of the Registrant. Mr. Dultz is responsible for coordinating and directing the Registrant's Board of Directors, and chairing the direction of the Registrant. Mr. Dultz has acted as an investor and consultant for longer than the past 10 years. He has served on the boards of a number of publicly traded companies and on the boards of a number of private companies.

Larry Dietz, age 57, is President and Director of the Registrant. Mr. Dietz is in charge of Land Management and Development. Mr. Dietz brings to the Registrant a seasoned expertise in the field of mining, as well as an extensive knowledge of the entire mining industry in the western United States and especially in the State of Arizona. He is responsible for managing the properties owned or under the control of the Registrant as well as identifying additional properties for the Registrant to acquire and/or lease for the purpose of developing their mineral resources. While in the U.S. Navy he had a Top Secret/Crypto security clearance. He attended the University of Nebraska School of Technology and Agriculture where he earned a degree in Drafting, Surveying and Soil Science. He has been a consultant to the mining industry since 1982 as President of Dietz and Associates. He authored and released the updated, corrected and expanded versions of the Arizona Mineral Industry Location System (MILS) which is a database system for use on micro computers identifying all known mineral occurrences in Arizona.

Mr. Dietz also developed and released Mineral Databases from the U.S. Bureau of Mines for the western U.S., as well as a program called DLG1-2 which consists of the Digital Line Graph (DLG) data at a scale of 1:250,000 for the entire U.S. providing graphic displays of the mineral data for use on micro computers. Mr. Dietz is approved by the U.S. Department of Justice to provide title evidence and abstracts for both surface and mineral rights to lands located in the State of Arizona, and his Land Status Reports are recognized by the Vancouver Stock Exchange. He is registered as an Expert Witness with the Technical Advisory Services for Attorneys. He is currently an associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz is also proficient in the use of computers, database, word-processing, CAD graphics and communications software.

Carl W. O'Baugh, age 73, is Vice President and Director of the Registrant. Mr. O'Baugh is a past President of American Metals and Minerals, Inc., a Nevada Company which owned mining claims in central Arizona. He was President of Golconda Gems, Inc., from 1973 to 1985, a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Mr. O'Baugh has served on the Boards of several public Companies and brings to the Registrant his knowledge and experience concerning gems, minerals and metals, as well as his wholesale, retail marketing and import-export expertise. Mr. O'Baugh has demonstrated his capabilities in effective senior corporate management and, in general, in business, by employing over 200 persons and directing the affairs of a corporation capable of sustaining that number of employees.

Spencer Eubank, age 53, is Secretary, Treasurer and Director of the Registrant. Mr. Eubank is responsible for maintaining the records of the Registrant and works closely with the senior executive management of the Registrant in day-to-day operations. Mr. Eubank has served on the boards of several public, private and not-for-profit companies as an officer and director. Mr. Eubank is the owner of an independent research and consulting service. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

Tom Owens, age 56 is a Director for the Company. He served four tours of duty in Vietnam with the U.S. Marines. He is a graduate of the U.S. Defense Department's Information School in Maryland and served as a public relations specialist before retiring from the military in 2000. During his 25 years of active and reserve military service, Mr. Owens served as both a non-commissioned officer and commissioned officer. Prior to his retirement, he was assigned as a print and electronic journalist working out of the U.S. Embassy in Managua, Nicaragua during the Hurricane Mitch disaster recovery operations. In 1994, Mr. Owens authored his book, Lying Eyes, a chronology of his work as a part of the team of professionals representing LAPD beating victim Rodney King.

Prior to his work as a litigation consultant and investigator, Mr. Owens worked as a law enforcement officer where he achieved the rank of captain. He holds the Los Angeles Police Medal and Police Star for valorous actions, awarded for service to the people of the city of Los Angeles. Mr. Owens serves the Registrant as an independent Director and on the Registrant's Audit Committee.

Judith A. Ahrens, age 64, is a Director for the Company. Ms. Ahrens has been involved in the political scene for over twenty years. Her specialized knowledge in the political arena has made her a top consultant for over two decades. Her contributions are not only in domestic matters, but international as well. Her lobbying skills and legislation efforts in agriculture and environmental matters have been instrumental in growth, development and success in start-up companies as well as Fortune 100 companies. Ms. Ahrens established and served as the first president of the California Alcohol Fuels Commission.  While in Washington, with the Department of Agriculture, she helped coordinate "The Rural Loan Program" formally referred to as "The Farmers Home Loan" with leading lending institutions throughout the United States. She also has acted as Media Consultant for Presidential, Gubernatorial and Congressional candidates including Jimmy Carter, and was the Advance Press Person for former President Carter, Vice President Mondale and then Secretary of Agriculture Bob Bergland. Most recently Ms. Ahrens worked with Rob Hogg in his successful bid for a seat in the Iowa State Legislature in November 2002. Ms. Ahrens' is currently with National Grant Conferences where she is serving as Head Coordinator (since 1998). Ms. Ahrens served her country as Special Confidential Assistant to the Secretary of Agriculture. In this position she researched and developed a position paper on policies and activities related to the public affairs program for the U.S. Department of Agriculture, she arranged conferences for the Secretary of Agriculture to inform the public of the Administration's policies, she participated in the task force on behalf of the White House evaluating all of the U.S.D.A.'s audio-video productions, and she wrote the file treatment for the Land Reclamation video produced by the U.S.D.A. Ms. Ahrens serves the Company as an independent Director and on the Company's Audit Committee.

 (b)  Family relationships.

There are no family relationships among the officers or directors.

(c) Involvement in certain legal proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

(d)  Adoption of Code of Ethics.

On September 22, 2004 USCorp adopted a Code of Ethics for officers and directors of the Company, included in this report as Exhibit 14.

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

Based solely on current management's review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2004 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

During the fiscal year, USCorp's officers or directors did not devote their full time to the affairs of USCorp.  As reported in previous Form 10-QSB filings by the Company they did not receive compensation for their services; however, USCorp's officers received shares of the Company's common stock in consideration of their agreement to serve.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the security ownership of executive officers, directors and certain beneficial owners of more than five percent (5%) of issuer's voting securities as of September 30, 2004. Unless otherwise stated, the Company believes the shares indicated were held directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	7,234,820	24.50%

Common	Dultz Family Trust, Robert Dultz Trustee (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	10,000,000	33.86%

Common	Larry Dietz (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	51,000	0.17%

Common	Spencer Eubank (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	240,750	0.82%

Common	Carl O’Baugh (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,250	0.17%

Common	Tom Owens (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,000	0.17%

Common	Judith Ahrens (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,000	0.17%

Common	U.S. Metals And Minerals, Inc. 2338 W. Royal Palm Rd., Suite J, Phoenix, AZ 85021	2,700,000	9.14%

Common	Officers, Directors and Affiliates as a group (7 individuals)	20,376,820	69.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is provided office equipment and space by the chief executive officer and majority shareholder at no cost to the Company.

PART IV

ITEM 13. EXHIBITS

 (A)  EXHIBITS

14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers

31.1

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted a policy regarding the retention of the independent auditors that requires pre-approval of all services by the Audit Committee or the Chairman of the Audit Committee. When services are pre-approved by the Chairman of the Audit Committee, notice of such approvals is given simultaneously to the other members of the Audit Committee.

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, L.L.C. for the reports covering fiscal 2003 and 2004 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company's management; and discussed with Donahue Associates, L.L.C., independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2003 and September 30, 2004 for professional services rendered by Donahue Associates, L.L.C. for the audit of the Company’s financial statements were $1,750 for fiscal 2003 and $2,500 and $2,550 for audit and quarterly review of interim financial statements filed on Form 10QSB, respectively, for fiscal 2004.

The aggregate fees billed during the last two fiscal years for professional services rendered by Henry Schiffer, C.P.A. for the audit of the Company’s financial statements for the fiscal year ended September 30, 2003 and for his review of financial statements included in the Company’s Form 10-QSB’s during the last two fiscal years ended September 30, 2003 and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $4,000 for fiscal 2003 and $5,000 for fiscal 2002.

Audit-Related Fees

Donahue Associates, L.L.C. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Henry Schiffer, C.P.A. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since March 19, 2004 Donahue Associates, L.L.C. has not provided any professional services for tax compliance, tax advice and tax planning.

Henry Schiffer, C.P.A. did not provide any professional services for tax compliance, tax advice and tax planning.

Other Fees

No other fees were paid to Donahue Associates, L.L.C. or to Henry Schiffer, C.P.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

/s/ Larry Dietz

Larry Dietz

President and Director

Dated: November 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

November 26, 2004

Robert Dultz

Executive Officer and Acting

Chief Financial Officer

/s/ Larry Dietz

President and Director

November 26, 2004

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

November 26, 2004

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

November 26, 2004

Spencer Eubank

/s/ Tom Owens

Director

November 26, 2004

Tom Owens

/s/ Judith Ahrens

Director

November 26, 2004

Judith Ahrens

28