Form 10QSB
period 2004-12-31
USCORP
filed 2005-02-02
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended December 31, 2004

or

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

YES [X]      NO [_]

As of December 31, 2004, the Registrant had  29,781,459 shares of Common Stock, par value $.01, outstanding.

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of December 31, 2004 (unaudited)

4

Consolidated Statements of Operations for the Nine and Three Months Ended

December 31, 2004 and 2003 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of December 31, 2003

and December 31, 2004 (unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended

December 31, 2004 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and

                Results of Operations

12

Item 3.  Controls and Procedures

16

PART II -- OTHER INFORMATION

Item 6.  Exhibits

16

SIGNATURES

17

Independent Auditor’s Report

The Shareholders

USCorp

(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of December 31, 2004 and the related statements of operations, cash flows, and changes in stockholders' equity for the three months ended December 31, 2004 and 2003. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

January 27, 2005

  USCorp.

             (a Development Stage Company)

              Balance Sheet

As of December 31, 2004 and September 30, 2004

	Unaudited
ASSETS	12/31/2004	9/30/2004

Current assets:
Cash	$20,871	$16,781

Total current assets	20,871	16,781

Other assets:
Mining rights	2,449,466	2,449,466
Equipment- net	2,165	2,417

Total assets	$2,472,502	$2,468,664

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$39,547	$38,797
Subscriptions payable-net	61,057	49,657
Advance payable to shareholder	45,065	44,167

Total current liabilities	145,669	132,621

Shareholders' equity:
Series A preferred stock, one share convertible to two shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding at September 30, 2004
and September 30, 2003	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, no shares outstanding at September 30, 2004 and
September 30, 2003	0	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004
and 29,781,459 at December 31, 2004	297,814	295,314
Additional paid in capital	6,763,216	6,685,716
Accumulated deficit	(4,734,197)	(4,644,987)
Total shareholders' equity	2,326,833	2,336,043

Total Liabilities & Shareholders' Equity	$2,472,502	$2,468,664

See the notes to the financial statements.

          USCorp.

    (a Development Stage Company)

         Unaudited  Statements of Operations

                     For the Quarters Ended December 31, 2004 and December 31, 2003

                   and from Inception, May 1989 through December 31, 2004

	10/1/04 to	10/1/03 to	Inception
	12/31/2004	12/31/2003	to Date
General and administrative expenses:
Consulting	$9,724	$26,978	$2,762,513
Administration	40,708	13,451	880,821
License expense	0	0	109,532
Professional fees	5,880	2,480	340,499
Total general & administrative expenses	56,312	42,909	4,093,365

Net loss from operations	(56,312)	(42,909)	(4,093,365)

Other income (expenses):
Interest expense	(898)	(3,287)	(8,832)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(57,210)	(46,196)	(4,702,197)

Provision for income taxes	0	0	0

Net loss	($57,210)	($46,196)	($4,702,197)

Basic & fully diluted net loss per common share	($0.00)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	29,531,459	26,758,448

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

    Unaudited Statements of Cash Flows

  For the Quarters Ended December 31, 2004 and December 31, 2003

                   and from Inception, May 1989 through December 31, 2004

	10/1/04 to	10/1/03 to	Inception
	12/31/2004	12/31/2003	to Date
Operating Activities:
Net loss	($57,210)	($46,196)	($4,702,197)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	0	20,448	1,946,492
Depreciation expense	252		835
Interest expense	898	3,287	8,832
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	750	(23,832)	(302,999)
Net cash used by operations	(55,310)	(46,293)	(2,449,037)

Investing activities:
Purchase of equipment	0	0	(3,000)
Net cash used by investing activities	0	0	(3,000)

Financing activities:
Issuance of common stock	0	0	2,088,539
Subscriptions received	63,168	0	118,343
Placement fees	(3,768)	0	(5,518)
Advance from shareholder	0	1,000	40,000
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	59,400	1,000	2,472,908

Net increase (decrease) in cash during the fiscal year	4,090	(45,293)	20,871

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$20,871	$14,262	$20,871

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

                       Unaudited Statement of Changes in Shareholders Equity

                     From October 1, 2004 to December 31, 2004

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$6,685,716	($3,680,879)	$3,262,768

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	56,800	568	19,880		20,448

Net loss for the period				(46,196)	(46,196)

Balance at December 31, 2003	26,919,818	269,198	7,165,673	(3,727,075)	3,707,796

Balance at September 30, 2004	29,531,459	295,314	6,685,716	(4,644,987)	2,336,043

Net loss for the period				(57,210)	(57,210)

Balance at December 31, 2004	29,531,459	$295,314	$6,685,716	($4,702,197)	$2,278,833

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Unaudited Notes to the Financial Statements

For the Quarters Ended December 31, 2004 and December 31, 2003

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

2.    Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and has no business operations and continues to rely on the issuance of shares to raise capital to fund its business operations.

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

4.    Related Party Transactions

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

5.    Property and Equipment

A summary of equipment is as follows:

	12/31/2004	9/30/2004

Office equipment	3,000	3,000
Accumulated depreciation	(835)	(583)

Net property & equipment	$2,165	$2,417

6.    Income Tax Provision

Provision for income taxes is comprised of the following:

	12/31/2004	12/31/2003

Net loss before provision for income taxes	($56,312)	($42,909)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,505,309)	(1,148,561)
Allowance for recoverability	1,505,309	1,148,561
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the
statutory rate to provision for income taxes at the
Company's effective tax rate:is as follows
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,505,309	$1,148,561
Allowance for recoverability	(1,505,309)	(1,148,561)
Deferred tax benefit	$0	$0

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

The Company is a "development stage" company. During period ended December 31, 2004, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine and Southwest’s mining property known as the Chocolate Mountain Region claims. During the period year, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' and Southwest’s mining properties. The annual lease payment for the 170 claims owned by the Registrant is $125 per claim effective September 1, 2004.

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

All of the Company's mining business operations are conducted at this time through its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc.

As a result of the USMetals acquisition, Registrant owns 141 unpatented contiguous mining claims totaling approximately 2,820 acres in Township 13, Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

Chocolate Mountain Region Claims Acquisition

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

 - Development of the Twin Peaks Mine and the Chocolate Mountain Region Claims by implementing a comprehensive exploration program of the entire group of 170 claims;

- Complete Twin Peaks Mine and Chocolate Mountain Region Claims ore testing program in order to determine the best mining methods and recovery rates;

- Retain an environmental consulting firm to design a post-production reclamation program;

- Complete bankable feasibility studies meeting SEC standards for placing the true reserve value of existing claims on the financial statements; and

- Complete, file and secure approval of major Mining Plans of Operations with the U.S. Bureau of Land Management (BLM).

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2005.

Discussion of Financial Condition.

As of December 31, 2004 the Company had total assets of $2,472,502 with total liabilities of $193,669 (compared with $2,475,953 and $40,000 respectively for December 31, 2003). The company has incurred a net loss of approximately $57,210 for the three months ended December 31, 2004 (compared to $403,896 net loss at December 31, 2003).

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

Date: February 2, 2005