Form 10QSB
period 2005-03-31
USCORP
filed 2005-05-11
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended March 31, 2005

or

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

YES [X]      NO [_]

As of March 31, 2005, the Registrant had  29,781,459 shares of Common Stock, par value $.01, outstanding.

USCORP

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors Report

3

Consolidated Balance Sheet as of March 31, 2005 (unaudited)

4

Consolidated Statements of Operations for the Six and Three Months Ended

March 31, 2005 and 2004 (unaudited)

5

Consolidated Statements of Shareholders’ Equity as of March 31, 2005

(unaudited)

6

Consolidated Statements of Cash Flows for the Six Months Ended

March 31, 2005 (unaudited)

7

Notes to Consolidated Financial Statements (unaudited)

8

Item 2.  Management’s Discussion and Analysis of Financial Condition and

                Results of Operations

12

Item 3.  Controls and Procedures

15

PART II -- OTHER INFORMATION

Item 6.  Exhibits

16

SIGNATURES

17

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Independent Auditors’ Report

The Shareholders

USCorp

(a Development Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of March 31, 2005 and the related statements of operations, cash flows, and changes in stockholders' equity for the six months ended March 31, 2005 and 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

May 9, 2005

      USCorp.

             (a Development Stage Company)

Consolidated Balance Sheet

As of March 31, 2005 and September 30, 2004

	Unaudited	Audited
ASSETS	3/31/2005	9/30/2004

Current assets:
Cash	$4,864	$16,781

Total current assets	4,864	16,781

Other assets:
Mining rights	2,449,466	2,449,466
Equipment- net	5,105	2,417

Total assets	$2,459,435	$2,468,664

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$6,298	$38,797
Subscriptions payable-net	0	49,657
Notes payable to shareholder	0	44,167

Total current liabilities	6,298	132,621

Advances to shareholders	35,994

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	$0	$0
Series B preferred stock, one share convertible to eight shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	71,982	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004
and 30,411, 431 at March 31, 2005	304,114	295,314
Additional paid in capital	6,853,116	6,685,716
Accumulated deficit	(4,812,069)	(4,644,987)
Total shareholders' equity	2,417,143	2,336,043

Total Liabilities & Shareholders' Equity	$2,459,435	$2,468,664

See the notes to the financial statements.

          USCorp.

    (a Development Stage Company)

Unaudited  Consolidated Statements of Operations

                For the Six Months and Quarters Ended March 31, 2005 and March 31, 2004

                   and from Inception, May 1989 through March 31, 2005

	10/1/04 to	10/1/03 to	1/1/2005	1/1/2004	Inception
	3/31/2005	3/31/2004	3/31/2005	3/31/2004	to Date
General and administrative expenses:
Consulting	$54,189	$56,641	$12,465	$29,663	$2,806,978
Administration	79,624	42,244	38,916	28,793	919,737
License expense	45	700	45	700	109,577
Professional fees	6,830	7,273	950	4,793	341,449
Total general & administrative expenses	140,688	106,858	52,376	63,949	4,177,741

Net loss from operations	(140,688)	(106,858)	(52,376)	(63,949)	(4,177,741)

Other income (expenses):
Interest expense	(2,394)	(3,706)	(1,496)	(419)	(10,328)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(143,082)	(110,564)	(53,872)	(64,368)	(4,788,069)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(143,082)	(110,564)	(53,872)	(64,368)	(4,788,069)

Extraordinary item:
Debt conversion (net of tax)	(24,000)	0	0	0	(24,000)

Net loss	($167,082)	($110,564)	($53,872)	($64,368)	($4,812,069)

Basic & fully diluted net loss per common share	($0.01)	($0.00)	($0.00)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	29,827,647	26,898,968	30,113,034	27,040,818

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

  For the Six Months Ended March 31, 2005 and March 31, 2004

                   and from Inception, May 1989 through March 31, 2005

	10/1/04 to	10/1/03 to	Inception
	3/31/2005	3/31/2004	to Date
Operating Activities:
Net loss	($167,082)	($110,564)	($4,812,069)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	64,200	41,448	2,010,692
Depreciation expense	893	0	1,476
Interest expense	2,394	3,706	10,328
Debt conversion (net of tax)	24,000	0	24,000
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(32,499)	(43,832)	(336,248)
Net cash used by operations	(108,094)	(109,242)	(2,501,821)

Investing activities:
Purchase of equipment	(3,581)	(3,000)	(6,581)
Net cash used by investing activities	(3,581)	(3,000)	(6,581)

Financing activities:
Issuance of common stock	48,000	60,000	2,088,539
Issuance of preferred stock	27,843	0	27,843
Subscriptions received	0	0	123,952
Placement fees	(5,518)	0	(5,518)
Advance from shareholder	29,433	1,000	46,906
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	99,758	61,000	2,513,266

Net increase (decrease) in cash during the fiscal year	(11,917)	(51,242)	4,864

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$4,864	$8,313	$4,864

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp.

     (a Development Stage Company)

          Unaudited Consolidated Statement of Changes in Shareholders Equity

                     From October 1, 2004 to March 31, 2005 and

From October 1, 2003 to March 31, 2004

	Common	Common	Paid in	Preferred	Preferred	Accumulated
	Shares	Par Value	Capital	Shares	Value	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	0	$0	($3,680,879)	$1,943,477

Issuance of common stock	150,000	1,500	58,500				60,000

Issued stock to pay bills	1,069,945	10,699	460,077				470,776

Issued stock for services	116,800	1,168	40,280				41,448

Net loss for the period						(110,564)	(110,564)

Balance at March 31, 2004	27,129,818	$271,298	$5,925,282	0	$0	($3,791,443)	$2,405,137

Balance at October 1, 2004	29,531,459	$295,314	$6,685,716	0	$0	($4,644,987)	$2,336,043

Issuance of common stock	150,000	1,500	46,500				48,000

Issued stock for services	330,000	3,300	60,900				64,200

Issued stock to pay debt	400,000	4,000	60,000				64,000

Issuance of preferred stock				155,000	71,982		71,982

Net loss for the period						(167,082)	(167,082)

Balance at March 31, 2005	30,411,459	$304,114	$6,853,116	155,000	$71,982	($4,812,069)	$2,417,143

See the notes to the financial statements.

USCorp.

(a Development Stage Company)

Unaudited Notes to the Consolidated Financial Statements

For the Six Months and Quarters Ended March 31, 2005 and March 31, 2004

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

- Continue to acquire mineral bearing properties.

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are no financial instruments convertible into common stock at March 31, 2005.

	2004	2003

Shares outstanding	30,411,461	25,793,073

Weighted average	29,827,647	25,352,944

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

This debt and the attendant detachable warrants were extinguished by the Company in February 2005 by issuing 400,000 shares of common stock.  The Company recognized a loss on the retirement of this debt of $24,000, net of tax, in the statement of operations.

5. Property and Equipment

A summary of equipment is as follows:

	3/31/2005	9/30/2004

Office equipment	6,581	3,000
Accumulated depreciation	(1,476)	(583)

Net property & equipment	$5,105	$2,417

6. Issuances of Common stock

In December 2004, the Company issued 150,000 shares of common stock and received proceeds of $48,000.  In addition, the Company issued 330,000 shares of common stock to consultants for services rendered.

7. Income Tax Provision

Provision for income taxes is comprised of the following:
	3/31/2005	3/31/2004

Net loss before provision for income taxes	($140,688)	($110,564)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,539,566)	(1,527,616)
Allowance for recoverability	1,539,566	1,527,616
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,539,566	$1,527,616
Allowance for recoverability	(1,539,566)	(1,527,616)
Deferred tax benefit	$0	$0

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

The Company is a "development stage" company. During period ended March 31, 2005, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine, Southwest’s mining property known as the Chocolate Mountain Region claims, and its mining property known as the Kingman Area Mine Tailings. During the period, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal,  accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' and Southwest’s mining properties and related acquisition costs. The annual lease payment for the 172 claims owned by the Registrant is $125 per claim effective September 1, 2004.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2004.

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

All of the Company's mining business operations are conducted at this time through its operating subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc.

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

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation.   In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company is obligated to commence production on these claims within two years with the former owners entitled to receive 30% of all net smelter returns of gold, whether paid in cash or in kind.

Under the terms of the acquisition, the Company granted the former owners of the claims an option to acquire 250,000 shares of the Company’s common stock at the then current market price at any time within a two year period. The option was exercised on March 23, 2005. On February 14, 2005, we issued a press release regarding this acquisition.

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

Discussion of Financial Condition.

As of March 31, 2005 the Company had total assets of $2,459,435 with total liabilities of $6,298 (compared with $$2,460,779 and $55,642 respectively for March 31, 2004). The company has incurred a net loss of approximately $167,082 for the three months ended March 31, 2005 (compared to $110,564 net loss at March 31, 2004).

Registrant will require significant additional funds in order to complete exploration and development of the Twin Peaks Mine and its other properties. The Company has made plans to undertake an offering or private placement of its securities in order to raise the needed funding.  Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months.  Thereafter, it will need to secure additional funds in order to continue its operations.

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

31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP

By: /s/ Robert Dultz

Robert Dultz

Chief Executive Officer

By:  /s/ Spencer Eubank

Spencer Eubank, Secretary,-Treasurer and

Acting Chief Financial Officer

Date: May 11, 2005