Form 10KSB/A
period 2004-09-30
USCORP
filed 2005-05-12
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

---------------------------------------

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

***

Explanatory Note:  This amendment is being filed to revise the business description to delete references to subcontractors.  All other items remain unchanged.

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

Registrant and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given by Ernst & Whinny and by Geo-Processing, Inc. and, to a lesser extent, California Core Drilling Company. USMetals has had consulting relationships with International Energy and Resources, Inc., It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting Registrant and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to Registrant’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

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

Following are summaries from each of the principal studies, beginning with the report performed by California Core Drilling Company, then, the report by International Energy and Resources, Inc. To substantiate each of these reports, the Company will set forth certain conclusions made by Geo-Processing, Inc. and by Ernst & Whinny.

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

PART IV

ITEM 13. EXHIBITS

 (A)  EXHIBITS

14.1

Code of Ethics for Chief Executive Officer and Senior Financial Officers*

31.1

Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1

Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

    *  Previously filed

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

Dated: May 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature

Title

Date

/s/ Robert Dultz

Chairman and Chief

May 11, 2005

Robert Dultz

Executive Officer

/s/ Larry Dietz

President and Director

May 11, 2005

Larry Dietz

/s/ Carl O'Baugh

Vice President and Director

May 11, 2005

Carl O'Baugh

/s/ Spencer Eubank

Secretary Treasurer and Director

May 11, 2005

Spencer Eubank

and Acting Chief Financial Officer

/s/ Judith Ahrens

Director

May 11, 2005

Judith Ahrens

28