Form 10QSB
period 2005-06-30
USCORP
filed 2005-08-12
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 for the quarterly period ended June 30, 2005

or

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

YES [X]      NO [_]

As of June 30, 2005, the Registrant had 32,321, 431 shares of Common Stock, par value $.01, outstanding.

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

                Results of Operations

13

Item 3.  Controls and Procedures

16

PART II -- OTHER INFORMATION

Item 6.  Exhibits

16

SIGNATURES

17

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Independent Auditors’ Report

The Shareholders

USCorp

(an Exploration Stage Company)

We have reviewed the accompanying consolidated balance sheets of USCorp as of June 30, 2005 and the related statements of operations, cash flows, and changes in stockholders' equity for the nine months ended June 30, 2005 and 2004. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States.  Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement.  A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  A review also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  We believe that our review provides a reasonable basis for our opinion.

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

/s/ Donahue Associates, L.L.C.

DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey

August 2, 2005

      USCorp.

             (an Exploration Stage Company)

              Balance Sheet

As of June 30, 2005 and September 30, 2004

	Unaudited	Audited
ASSETS	6/30/2005	9/30/2004

Current assets:
Cash	$25,540	$16,781

Total current assets	25,540	16,781

Other assets:
Mining rights	2,449,466	2,449,466
Equipment- net	4,559	2,417

Total assets	$2,479,565	$2,468,664

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$7,576	$38,797
Subscriptions payable-net	0	49,657
Notes payable to shareholder	0	44,167

Total current liabilities	7,576	132,621

Advances to shareholders	85,195

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	$0	$0
Series B preferred stock, one share convertible to eight shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares
authorized, 155,000 shares outstanding	71,982	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004
and 32,321, 431 at June 30, 2005	323,214	295,314
Common stock Series B $.001 par value, authorized 50,000,000 shares, no shares outstanding	0	0
Additional paid in capital	7,082,316	6,685,716
Accumulated deficit	(5,090,718)	(4,644,987)
Total shareholders' equity	2,386,794	2,336,043

Total Liabilities & Shareholders' Equity	$2,479,565	$2,468,664

See the notes to the financial statements.

          USCorp.

    (an Exploration Stage Company)

         Unaudited  Statements of Operations

                For the Nine Months and Quarters Ended June 30, 2005 and June 30, 2004

                   and from Inception, May 1989 through June 30, 2005

	10/1/04 to	10/1/03 to	4/1/2005	4/1/2004	Inception
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	to Date
General and administrative expenses:
Consulting	$314,765	$217,332	$260,576	$160,691	$3,067,554
Administration	94,831	109,460	15,207	67,330	934,944
License expense	245	2,275	200	1,461	109,777
Professional fees	9,230	13,933	2,400	6,660	343,849
Total general & administrative expenses	419,071	343,000	278,383	236,142	4,456,124

Net loss from operations	(419,071)	(343,000)	(278,383)	(236,142)	(4,456,124)

Other income (expenses):
Interest expense	(2,660)	(3,758)	(266)	(52)	(10,594)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(421,731)	(346,758)	(278,649)	(236,194)	(5,066,718)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(421,731)	(346,758)	(278,649)	(236,194)	(5,066,718)

Extraordinary item:
Debt conversion (net of tax)	(24,000)	0	0	0	(24,000)

Net loss	($445,731)	($346,758)	($278,649)	($236,194)	($5,090,718)

Basic & fully diluted net loss per common share	($0.01)	($0.01)	($0.01)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	30,577,709	27,059,984	32,088,017	27,384,820

See the notes to the financial statements.

USCorp.

     (an Exploration Stage Company)

    Unaudited Statements of Cash Flows

                For the Nine Months and Quarters Ended June 30, 2005 and June 30, 2004

                   and from Inception, May 1989 through June 30, 2005

	10/1/04 to	10/1/03 to	Inception
	3/31/2005	3/31/2004	to Date
Operating Activities:
Net loss	($445,731)	($110,564)	($5,090,718)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	312,500	41,448	2,258,992
Depreciation expense	1,439	0	2,022
Interest expense	2,660	3,706	9,316
Debt conversion (net of tax)	24,000	0	24,000
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(31,221)	(43,832)	(334,970)
Net cash used by operations	(136,353)	(109,242)	(2,531,358)

Investing activities:
Purchase of equipment	(3,581)	(3,000)	(6,581)
Net cash used by investing activities	(3,581)	(3,000)	(6,581)

Financing activities:
Issuance of common stock	48,000	60,000	2,088,539
Issuance of preferred stock	27,843	0	27,843
Subscriptions received	0	0	123,952
Placement fees	(5,518)	0	(5,518)
Advance from shareholder	78,368	1,000	97,119
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	148,693	61,000	2,563,479

Net increase (decrease) in cash during the fiscal year	8,759	(51,242)	25,540

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$25,540	$8,313	$25,540

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp.

     (an Exploration Stage Company)

                       Unaudited Statement of Changes in Shareholders Equity

                     From October 1, 2004 to June 30, 2005 and

From October 1, 2003 to June 30, 2004

	Common	Common	Paid in	Preferred	Preferred	Accumulated
	Shares	Par Value	Capital	Shares	Value	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	0	$0	($3,680,879)	$1,943,477

Issuance of common stock	150,000	1,500	58,500				60,000

Issued stock to pay bills	1,069,945	10,699	460,077				470,776

Issued stock for services	116,800	1,168	40,280				41,448

Issued stock for services	339,050	3,391	166,134				169,525

Issuance of common stock	400,000	4,000	116,000				120,000

Net loss for the period						(346,758)	(346,758)

Balance at June 30, 2004	27,868,868	$278,689	$6,207,416	0	$0	($4,027,637)	$2,458,468

Balance at October 1, 2004	29,531,459	$295,314	$6,685,716	0	$0	($4,644,987)	$2,336,043

Issuance of common stock	150,000	1,500	46,500				48,000

Issued stock for services	2,240,000	22,400	290,100				312,500

Issued stock to pay debt	400,000	4,000	60,000				64,000

Issuance of preferred stock				155,000	71,982		71,982

Net loss for the period						(445,731)	(445,731)

Balance at June 30, 2005	32,321,459	$323,214	$7,082,316	155,000	$71,982	($5,090,718)	$2,386,794

See the notes to the financial statements.

USCorp.

(an Exploration Stage Company)

Unaudited Notes to the Financial Statements

For the Nine Months and Quarters Ended June 30, 2005 and June 30, 2004

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

In April 2002 the Company purchased by issuing 24,200,000 shares of common stock 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly owned subsidiary Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims.

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

Mineral Properties- The Company is an exploration stage company.  All costs incurred in the exploration of proved reserves are expensed to the statement of operations.

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

- Complete reports and feasibility studies on the Twin Peaks Mine and Chocolate Mountain Region Claims.

- Bring the Twin Peaks Mine and Chocolate Mountain Region Claims to full-scale commercial mining.

- Obtain a credit facility.

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years.  Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There are no financial instruments convertible into common stock at June 30, 2005.

	2004	2003

Shares outstanding	32,321,461	25,793,073

Weighted average	30,577,709	25,352,944

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

The majority shareholder and president of the Company advanced the Company $85,195 during fiscal year 2005 at no interest.  The Company imputed interest at the Company’s cost of capital of 8% and recorded $2,660 in interest expense for the nine months ended June 30, 2005.

5. Property and Equipment

A summary of equipment is as follows:

	6/30/2005	9/30/2004

Office equipment	6,581	3,000
Accumulated depreciation	(2,022)	(583)

Net property & equipment	$4,559	$2,417

6.  Issuances of Common stock

In December 2004, the Company issued 150,000 shares of common stock and received proceeds of $48,000.  In addition, the Company issued 330,000 shares of common stock to consultants for services rendered. In April 2005, the Company issued 1,910,000 shares of common stock for services.

7.  Issuance of Preferred Stock

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

During 2004, the Company received $55,175 of subscriptions for 112,500 units.

8. Income Tax Provision

Provision for income taxes is comprised of the following:
	6/30/2005	6/30/2004

Net loss before provision for income taxes	($419,071)	($346,758)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,652,589)	(1,623,511)
Allowance for recoverability	1,652,589	1,623,511
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is:
as follows

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,652,589	$1,623,511
Allowance for recoverability	(1,652,589)	(1,623,511)
Deferred tax benefit	$0	$0

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

The Company is an "exploration stage" company. During period ended June 30, 2005, the Company's operations centered on the development of USMetals' mining property known as the Twin Peaks Mine, Southwest’s mining property known as the Chocolate Mountain Region claims, and its mining property known as the Kingman Area Mine Tailings. During the period, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued development of the Company's mining properties, development and maintenance of the Company's website, legal, accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and development of USMetals' and Southwest’s mining properties and related acquisition costs. The annual lease payment, due on or before September 1 each year, for the 172 claims owned by the Registrant is $125 per claim effective September 1, 2004.

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

Complete details of the transaction were disclosed in a Current Report on Form 8-K dated April 2, 2002 and discussed further in Form 10-KSB/A for Fiscal Year Ended September 30, 2004, dated August 15, 2005.

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

- Obtain a credit facility.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2005.

Discussion of Financial Condition.

As of June 30, 2005 the Company had total assets of $2,479,565 with total liabilities of $7,576 (compared with $2,510,496 and $52,028 respectively for June 30, 2004). The company has incurred a net loss of approximately $278,383 for the three months ended June 30, 2005 (compared to $236,142 net loss at June 30, 2004).

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

Date: August 12, 2005