Form 10KSB/A
period 2004-09-30
USCORP
filed 2005-12-23
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

(702) 933-4034
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of each exchange on which registered
None	None

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

***

Explanatory Note: This amendment Number 2 to the annual report on Form 10-KSB/A for fiscal year ended September 30, 2004 is being filed in order to delete references to “reserves” and “development”, and to expand and describe in greater detail the disclosures, explanations and discussions in the following areas: Description of Current Business Operations, Southwest Resource Development, Inc. - Summary of Organization and Business, Early Exploration Conducted and Valuations, Recent Initial Exploration and Exploitation, Risk Factors, Safe Harbor Statement, Management’s Discussion and Analysis or Plan of Operation, Notes to the Consolidated Financial Statements - Summary of Significant Accounting Policies, Business Experience of Current Directors and Officers as of September 30, 2004, and Consent of International Energy and Resources, Inc.

This 10KSB/A also amends the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the years ending September 30, 2004 and 2003 in that the mining rights have been impaired and expensed and the stock price at the time of issuance has been added to the statement of shareholder’s equity.

FORM 10-KSB
September 30, 2004
USCORP

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

Registrant and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting relationships with International Energy and Resources, Inc., It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting Registrant and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to Registrant’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

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

Historically, mining has been carried out in the Mesquite Mining District of Imperial County using old hard rock mining and placer methods. However, in 1984, new mining methods (“heap leaching”) were used to develop and mine low-grade ore bodies, with an economically viable cut-off grade as low as .01 to .02 ounces of gold per ton. The geology and history of this area indicate it is rich in gold deposits. Test production will determine the cutoff grade and the economic viability of this property . Southwest intends to go into production as soon as possible after approvals and financing are obtained.

Property descriptions, locations and nature of ownership.

Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California, U.S.A., Group #1: 640 acres on four contiguous, unpatented Placer Claims. Access to these claims is by a private dirt road 2 miles north of the intersection of Highway 78 and Ogilby Road, near Glamis, California.

Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California, U.S.A., Group #2: 17 unpatented Placer Claims. These contiguous claims cover 2,720 acres. All of these claims are just east of the intersection of Highway 78 and Ogilby Road. Access to the property is by private dirt road.

Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California, U.S.A., Group #3: 8 unpatented Lode Claims covering 160 acres. Means of access to the property is by an unmarked private dirt road, south of Picacho State Park.

The 141 unpatented lode mining claims, covering 2,820 acres, which the registrant refers to as the “Twin Peaks Mine,” are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

The Company, through its wholly owned subsidiaries, owns unpatented mining claims and pays an annual Maintenance Fee payment to the Bureau of Land Management (BLM) for each of its claims. Maintenance Fee payments of $125 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

In the Map above “1”“2” and “3” represent the approximate locations of the company’s properties in the Mesquite Mining District of Imperial County, California. These three locations are represented by the number “2” in the map below.

History of previous operations.

Twin Peaks Mine claims group, in the Eureka Mining District of Yavapai County, Arizona: From a historical perspective, Spaniards arrived in the area over 400 years ago and used the Santa Maria River to gain access to the claims area. According to historical sources, the local Indians used to mine gold and silver in the area, which was refined and shipped to Spain. More recently, in the 1880's, John Lawler and Charles Crosby pioneered the Eureka Mining District. In 1883, John Lawler discovered the area was rich in gold, silver, lead, and zinc.

Charles Crosby first discovered the Crosby Mine and worked his claims from 1906 to 1933. His works are on a mineralized structure and flat zone. When the Crosby Mine opened in 1906, it processed 120 ounces of gold per day. It operated a 40-stamp amolotion mill until World War II. The Crosby group of claims are in the northeast corner of the Twin Peaks claims group.

From the mid-1920s to the mid-1930s, a prospector worked the Gloryhole claim, in the southwest quadrant of the Company’s Twin Peaks claims group. The ore he mined ran over 8 ounces of gold per ton. In 1941 and 1942, the claim was yielding 2.6 ounces of gold per ton. At that time, the ore was shipped to the railhead at Hillside and by train to a smelter in El Paso, Texas.

In 1885, the Hayes Silver Mine opened. The deposit at the mine was so rich - over 300 ounces of gold and silver per ton - that the owners shipped the ore directly to England for smelting and refining. The Hayes claims group are part of the Company’s Twin Peaks claims group.

Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California: There has been no commercial scale mining on any of the Company’s claims in this region.

The present condition of the property, the work we have completed on the property, our proposed program of exploration and development, and the current state of exploration and development of the property.

Twin Peaks Mine Claims Group: The Company has completed limited exploration work on the property, including drilling 3,000 feet of core samples (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property. The Company relies on geological work of experts performed under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. The Company is not conducting mineral extraction operations on this property at this time.

Chocolate Mountain Region Claims Groups in the Mesquite Mining District of Imperial County: The Company has performed very limited work on the property. The Company relies on geological work of experts performed under prior ownership in support of our reports of the presence of gold and silver on the property. There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

The physical condition of the plant and equipment and the source of power utilized with respect to each property.

At this time there are no physical plants on any of the Company’s properties. The Company owns rights to water on the Santa Maria River which traverses the Twin Peaks Mine property. Power is available on properties adjacent to the Twin Peaks Mine and portable generators will be used as necessary. Power is also available on properties adjacent to our placer claims in California and portable generators will be used when necessary. There are capped wells on our California claims. We will supplement well water with trucked water as necessary.

Adequate roads exist to each of our claims groups. Some existing roads may need to be, repaired or extended.

A brief description of the rock formations and mineralization of existing or potential economic significance on the property, including the identity of the principal metallic or other constituents.

In regards to the Twin Peaks Mine, past geologic valuations have indicated mineralized material on claims within the boundaries of the Twin Peaks on the Crosby claims, Hayes claims and Glory Hole claims as follows: 1,200,000 tons of ore at the Crosby with 0.118 ounces of gold per ton and 0.520 ounces of silver per ton; 1,200,000 tons of ore at the Hayes with 0.128 ounces of gold per ton and 0.960 ounces of silver per ton; 1,200,000 tons of ore at the Crosby with 0.258 ounces of gold per ton and 0.584 ounces of silver per ton;. The Company uses these reports in support of its determination that economically viable mineralization is present on the properties as stated in various historical reports.

According to past geologic valuations the Crosby claims are within an area of banded gray schist that is surrounded by light-colored granite and intruded by pegmatite, rhyolite-porhyry, and basic dikes. The vein strikes N10E, and dips 25 to 30 degrees E, and attains a width of up to 18 inches in the old workings. Rich ore from the oxidized zone shows brecciated quartz with abundant cellular limonite. The gold is usually found associated with the oxidized iron minerals. The Hayes and Glory Hole claims are geologically similar to the Crosby claims, and the gold is also found in association with the oxidized iron minerals. Several structural zones appear to control the mineralization within the claim group. It can be considered that an alignment of a structural trend exists, with a bearing of about N2OE between the Hayes Mine and the Crosby Mine, with the Swiss Belle Mine at midway along the trend. Another structural zone which is expressed by a dike and is reported to run from the Santa Maria River to the base of Hayes Peak, has an average bearing of about N53W. The Hayes Shaft was sunk within this dike. The dike probably passes slightly west of the Glory Hole Mine and then intersects a N2OE structural zone near the base of Hayes Peak. A sample taken at this intersection assayed 1.167 oz/ton gold and 66.37 oz/ton silver. The structural zones seem to influence wide areas adjacent to them, which is confirmed by the voluminous number of favorable assays and also by the Very Low Frequency Electromagnetic survey. Cut off grade valuations were not performed.

Chocolate Mountain Region Claims Groups in the Mesquite Mining District of Imperial County: A past geochemical sampling program has indicated mineralized material at the Goldstar placer claims; tonnage and grade valuations were not performed. The Company uses such reports in support of its determination that economically viable mineralization may be present on the properties as stated in various historical reports.

The phased nature of the exploration process, and the place in the process our current exploration activities occupy.

Phase 1 of the exploration process has been completed on a portion of the Hayes group of claims within the Twin Peaks mine. PHASE I supplemented the previous exploration effort with additional geological, geochemical and geophysical surveys, drilling, excavations and road building. We also completed a scoping study. PHASE I was designed to furnish pertinent data for the design of PHASE II MINING OPERATION PLAN.

In Phase II we intend to do further exploration on our property, and design and initiate a Test Production program on selected claims within the Twin Peaks claims group. This will include an electromagnetic flyover of the entire claim group and completion of a geochemical survey using the boundaries of individual claims to establish a base grid. This sample grid would be tightened in select areas. Simultaneously, the geology will be mapped in order to determine the overall extent of pathfinder mineralization for use in planning additional drilling, gaining a more detailed understanding of the potential of the entire site, and solidifying the mineral land position.

We will then commence with drilling and assaying in the areas previously targeted in prior geological reports. The drilling program will be designed to confirm the geology and mineralization in the target areas; a broad program is not necessary due to prior geological work. Extra samples will be retained for metallurgical testing on promising zones.

The results of testing the samples will allow us to plan the conceptual mine and milling plans, including flow-sheets that will be used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. Finally when the results have been evaluated we will begin the collection of the environmental data necessary for further exploration, completion of the feasibility study and mining.

We have received a Test Production plan and budget for the Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County from our Consulting Geologist, Quantum GeoConsultants, LLC, summarized as follows:

Test Production Program Budget and Plan

To start placer testing operations we must first purchase and modify a wash plant. The pad and setup of the wash plant is next.

The dirt access road from the Highway to the site (approximately 2 miles) must be reworked or repaired. We will also need a Front End Loader (“F.E.L.”) with Back-Hoe attachment. For continuous hard work excavating trenches, digging test pits and carrying alluvial material back to the wash plant for processing on a daily basis. It would be used for the duration of the test production program.

The sampling method is standard in geological exploration and is confined to dry arroyo drainages and rills. Grab samples taken outside of the dry river beds and rills will be by prospectors pick or regular pick and shovel. Instruments to be used will be a VLF unit, an EM unit, microscopes, spectrometer, GPS unit, possibly an I.R. unit, a magnetometer and miscellaneous sieves. A 10 or 12 kW generator set will independently power the night lights and camper unit. We need to determine if the present wells go down a minimum of 400 feet to reach adequate water supply to support test production wash plant. The estimated budget for this is $205,000 for a 12 week program.

We will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program.

The cutoff grade will be determined as part of the feasibility study process.

We will follow QA/QC protocols provided by the Society for Mining, Metallurgy and Exploration Guidance on best practices for Exploration www.smenet.org.

Recent Initial Exploration and Exploitation

Although many companies and individuals are engaged in the mining business, including large established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease, or other acquisition in the United States and other areas where USMetals contemplates conducting its exploration and/or production activities. However, it has been determined by qualified geologists and mining companies that USMetals’ Arizona properties have mineralization of a variety of precious and non-precious minerals. Historically, the specific geographic region in which USMetals intends to conduct its exploratory and mining activities has been the subject of various general samplings, which were performed by the State of Arizona, the United States Department of the Interior Bureau of Mines, and the United States Department of the Interior Bureau of Land Management.

Registrant has relied upon a number of studies by companies that are not presently affiliated or associated with USMetals to determine the feasibility and valuation of USMetals’ pursuit to develop the Mining Claims. These studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploration and mining , of the Claims. These different firms, have utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Mine’s Mining Claims.

Early Exploration Conducted and Valuations.

Past geological studies indicated that beginning in 1981 a geologist performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (one of the claims in USMetals’ Twin Peaks Mine). The geologist drilled 28 core drill holes on the Crosby Mine site. His report was based on 200-foot depth cores. This area was 18,519 cubic yards, or approximately 20,000 tons of mineralized material. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.
The results indicated the presence of mineralization of gold and silver. The core samples also revealed quartz monzonite porphyry formations throughout the area of sampling. The many faults located in this area were of considerable importance in controlling supergene enrichment; the largest quantity and highest grade of ore occurs when these faults intersect or are closely spaced. There was significant evidence of this enrichment recorded from the samples taken from the Crosby Mine site area. And, the gold and silver that was found is natural to the formations of the enrichment zone.

Recent Exploration and Samplings

Recent geological surveys provided by International Energy and Resources, Inc., (IERI), one of USMetals’ principal advisors have confirmed prior geological reports. It was verified that the Twin Peaks Mine is on a mineralized structure and flat zone with gold and silver carrying mineralization.

Historically, over 10,000 feet of core drillings were performed and over 1,500 fire assays were conducted. These assays showed an overall average of .14 ounces of gold per ton and .595 ounces of silver per ton, on one area covering 3 claims.

The geological, geophysical, and geochemical studies stated above were reviewed and evaluated by an independent mining, consulting, and geologic firm that was engaged to evaluate the commercial feasibility of the claims. The report and economic study recommended the continuation of exploration and the start of production.

The geological justification for the exploration project at the Twin Peaks Mine is that numerous past geological studies have found gold and silver mineralization in economically viable quantities at various locations within the boundaries of the claims group. There are also areas within the claims group that contain uranium and areas containing complex ores.

The geological justification for the exploration project at the Chocolate Mountain Region claims is that there is visible gold in the ground and past geological studies have found gold and silver in economically viable quantities at various locations within the boundaries of the claims groups.

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity.

The six month exploration timetable and budget for the Twin Peaks Mine is as follows:

The total cost is projected to be $2.4 million to complete a electromagnetic flyover, a comprehensive drilling program, road repair and extensions, design and building of a test mill of 50 to 1,000 tons per day capacity. The estimate of six month time period is an estimate of time need to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The 12 week exploration timetable and budget for the Chocolate Mountain Region claims is as follows:

The total cost is projected to be $205,000 to complete an electromagnetic flyover, comprehensive road repair and extensions, design and purchase of a wash plant of 10 tons per hour capacity. The estimate of twelve week time period is an estimate of time needed to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

How the exploration program will be funded.

We are seeking funding via equity or debt financing in the form of private placements, working interest joint venture, and/or gold bullion loans in the United States, Europe and Asia.

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

To date the Company has contracted with International Energy and Resources, Inc., and Quantum GeoConsultants, LLC, for limited exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this report. A summary of the qualifications of International Energy and Resources, Inc., a wholly owned subsidiary of US American Resources, Inc., and Quantum GeoConsultants, LLC, follows:

USCorp Consultants

Quantum GeoConsultants, LLC.
Edwin Arbar, Managing Partner: Bachelor Degree: Bioscience, Geoscience, Western State College, Colorado, U.S.A.

Certificates: Advanced Environmental Engineering: Mining industry waste and water pollution control and remediation. University of Concepcion, Concepcion, Chile.
Gemstone Certifications: Gemological Institute of America, Los Angeles, California. Certificates for Diamond Grading, Diamond Appraisal, and Colored Gemstones

Registered Environmental Assessor; State of California, Registered #REA-03167

Summary of experience: Retired from Fluor Mining and Metals division of Fluor Corporation as a Senior Manager after 40 years of project engineering and field management of domestic and international world class E.P.C.M. projects in the following categories: Geophysical exploration; Drilling/blasting; O/P and U/G mine development/production; Mass excavations; Crushing/conveyor systems; Ore processing plants; Heap leach pads; Open and closed circuit SX/EW units; Precious metal placer development and recovery systems; Tailings ponds; Toxic waste water treatment; Salt water conversion plants; Environmental assessment/remediation; Microwave/fiber optic communication systems; Crude oil refineries w/LNG facilities; Petrochemical plants; Power generation plants and hi-power transmission lines; Major oil, gas and mineral concentrates pipelines; Railroads and back-country air ports; Offshore oil/gas production platforms and marine pipelines; High-tech research and development centers; Diamond exploration and recovery systems.

Metals Exploration/Development Consultant: August 2002 to present

Perform professional services as a member of a mining industry consulting group: Performing audits on technical and due diligence reports by conducting on-site studies and review of historical and new data including, but not limited to: Geological surveys; Geochemical tests; Geophysical surveys; 3-D aerial photo studies; Review satellite photos; Perform assays and/or verify historical assay test reports; Review core drilling logs and reports; Conduct/review laboratory tests and feasibility studies; Prepare/review pilot plant flow sheets and reports; Title search and review; Review/verify water rights and legal data; Review right-of-way easements; Review B.L.M. permits; Review E.I.R.'s and related data; Review status of fees/taxes paid for patented and un-patented mineral claims; Review safety, cost and schedules: for multi-national owners and/or investors based in the U.S.A., Canada, Argentina, Chile, Brazil, Bolivia, Peru, Alaska and Mexico.

International Energy and Resources, Inc., a wholly owned subsidiary of US American Resources, Inc. and Subsidiaries include:

Hilbrands And Western Mining Company a wholly owned subsidiary of US American Resources

Ted Hilbrands, and Arie Hilbrands, Owner Operators. Hilbrands and Western is an Arizona-based mining company with 30 years of experience in mining, drilling, and exploration. Expert witness for U.S. Mineral Surveyor, worked extensively on construction projects with the US Army Corps of Engineers. They have extensive knowledge in land survey, mine ownership and leaching, mill construction and management.

Specific Environmental Regulation.

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to USMetals’ ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to companies within the industry. To the extent USMetals is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to USMetals and could have a material adverse effect on USMetals.

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

Speculative Nature of Registrant’s Proposed Operations; Dependence Upon Management. The success of Registrant’s operations, independently and through its subsidiaries, and its proposed plan of operation will depend largely on the operations, financial condition, and management of Registrant. While management intends to engage in the business purposes stated herein, there can be no assurance that it, or any of its subsidiaries, will be successful in conducting such business. Presently, Registrant is totally dependent upon the personal efforts of its current management. The loss of any officer or director of Registrant could have a material adverse effect upon its business and future prospects. Registrant does not presently have key-man life insurance upon the life of any of its officers or directors. None of our management are chemists, metallurgists, mining engineers or geologists and as such do not have the technical experience in exploring for, starting, and/or operating a mine. Upon adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed; however there can be no assurance that management will be successful in raising the necessary funds, recruiting, hiring and retaining such qualified individuals.. Such consultants have no fiduciary duty to Registrant or its shareholders, and may not perform as expected. The success of Registrant will, in significant part, depend upon the efforts and abilities of management, including such consultants as are or may be engaged in the future.

See “PART III, ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS”.

Risks Inherent In Exploration and Mining Operations. Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. Registrant’s Mining Claims are also indirectly subject to all hazards and risks normally incidental to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; and the risks of injury to persons, property or the environment. In particular, the profitability of gold mining operations is directly related to the price of gold. The price of gold fluctuates widely and is affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the price of gold should drop dramatically, the value of the Mining Claims could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. Selection of a property for exploration or development; the determination to construct a mine and to place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine. The volatility of gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

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

Uncertainty As To Management's Ability To Control Costs And Expenses. With respect to Registrant's development of its mining properties and the implementation of commercial operations, management cannot accurately project or give any assur-ance, with respect to its ability to control develop-ment and operating costs and/or expenses. Conse-quently, if management is not able to ade-quately control costs and expenses, such operations may not generate any profit or may result in operating losses.

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

Safe Harbor Statement: Under the United States Private Securities Litigation Reform Act of 1995, except for the statements of historical fact contained herein, the information presented constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including but not limited to those with respect to the price of gold, the timing of the exploration of the Company’s properties, the timing of the development of the Company’s properties, the timing and amount of estimated future production, costs of production, mineralization and “reserve” determination involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the actual results of current exploration and development activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of gold, silver or other metals and minerals. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2002	$3.00	$0.31
Quarter ended March 30, 2003	$1.01	$0.31
Quarter ended June 30, 2003	$0.40	$0.31
Quarter ended September 30, 2003	$0.45	$0.27
Quarter ended December 31, 2003	$0.55	$0.23
Quarter ended March 30, 2004	$0.50	$0.31
Quarter ended June 30, 2004	$0.63	$0.34
Quarter ended September 30, 2004	$0.44	$0.25

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

OVERVIEW

The Company is an “exploration stage" company. During fiscal year ended September 30, 2004, the Company's activities centered on the exploration of USMetals' mining property known as the Twin Peaks Mine and the acquisition of Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company's mining properties, expansion and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 170 claims owned by the Registrant was increased from $100 per claim to $125 per claim for a total of $21,250.

All of the Company's mining business activities are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc. International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the Twin Peaks Mine Project Team upon adequate funding.

The Registrant, through its wholly owned subsidiary, USMetals, Inc., owns 141 unpatented contiguous mining claims totaling 2,820 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

Impairment Expense

We acquired the Twin Peaks Mine asset in 2002 and have been conducting limited exploration work on it, with the goal of commencing mineral production, for three years. Exploration activities have confirmed the presence of mineralization on this property. However, we have not commenced mining activities due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to complete a bankable feasibility study and proceed with our plans to commence mining activity. We believe with proper funding, the portions of the Twin Peaks property which have been more extensively explored could result in a value in excess of $200,000,000 per independent estimates of prior geochemical evaluations and geological studies.

We need 20 million to achieve a commercial level of mining on the Company’s properties. We have prepared plans for completion of bankable feasibility studies and test production programs on our properties that require smaller amounts of capital. We are seeking funding via equity or debt financing in Europe, the United States and Asia via private placement, working interest joint venture, and/or gold bullion loans.

The Registrant, through its wholly owned subsidiary Southwest Resource development, Inc., owns 8 unpatented lode and 21 unpatented placer mining claims totaling approximately 3,520 acres in eastern Imperial County, California which the Company refers to as the Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The exploration, drilling and assessment work at the Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners and indicated the presence of economically viable deposits of precious metals.

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

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Independent Auditor’s Report	F-1

Consolidated Balance Sheets	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Changes in Shareholders Equity	F-5 - F-7

Notes to the Consolidated Financial Statements	F-8 - F-15

DONAHUE ASSOCIATES, L.L.C. 27 BEACH ROAD, SUITE CO5-A MONMOUTH BEACH, NJ. 07750 Phone: (732) 229-7723

 Independent Auditor’s Report

The Shareholders
USCorp.
(a Exploration Stage Company)

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

We conducted our audit in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Donahue Associates, L.L.C.
Donahue Associates, L.L.C.

Monmouth Beach, New Jersey
November 10, 2004

USCorp.
(an Exploration Stage Company)
 Consolidated Balance Sheets
As of September 30, 2004 and September 30, 2003

ASSETS	2004	2003

Current assets:
Cash	$16,781	$59,555

Total current assets	16,781	59,555

Other assets:
Equipment- net	2,417	0

Total assets	$19,198	$59,555

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$38,797	$529,311
Subscriptions payable-net	49,657	0
Advance payable to shareholder	44,167	36,233

Total current liabilities	132,621	565,544

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
no stated dividend, stated value $0.01, 10,000,000 shares authorized,
no shares outstanding at September 30, 2004 and September 30, 2003	$0	$0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
no shares outstanding at September 30, 2004 and September 30, 2003	0	0
Common stock- $.01 par value, authorized 100,000,000 shares,
Issued and outstanding, 29,531,459 shares at September 30, 2004
and 25,793,073 shares at September 30, 2003	295,314	257,931
Additional paid in capital	6,685,716	5,366,425

Accumulated deficit during exploration stage	(7,094,453)	(6,130,345)

Total shareholders' equity	(113,423)

Total Liabilities & Shareholders' Equity	$19,198	$59,555

See the notes to the financial statements.

USCorp.
(a Exploration Stage Company)
  Consolidated Statements of Operations
 For the Years Ended September 30, 2004 and September 30, 2003
and from Inception, May 1989 through September 30, 2004

	2004	2003	Unaudited Inception to Date
General and administrative expenses:
Consulting	$730,657	$762,522	$2,752,789
Impairment Expense			2,449,466
Administration	149,048	83,532	840,113
License expense	26,289	14,100	109,532
Professional fees	50,180	5,133	334,619
Total general & administrative expenses	956,174	865,287	6,486,519

Net loss from operations	(956,174)	(865,287)	(6,486,519)

Other income (expenses):
Interest expense	(7,934)	0	(7,934)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(964,108)	(865,287)	(7,094,453)

Provision for income taxes	0	0	0

Net loss	($964,108)	($865,287)	(7,094,453)

Basic & fully diluted net loss per common share	($0.04)	($0.03)

Weighted average of common shares outstanding:
Basic & fully diluted	27,352,907	25,352,944

See the notes to the financial statements.

USCorp.
(a Exploration Stage Company)
Consolidated Statements of Cash Flows
 For the Years Ended September 30, 2004 and September 30, 2003
and from Inception, May 1989 through September 30, 2004

	2004	2003	Unaudited Inception to Date
Operating Activities:
Net loss	($964,108)	($865,287)	~~(~~$7,094,453)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	673,898	272,784	1,946,492
Depreciation expense	583	0	583
Interest expense	7,934		7,934
Impairment expense			2,449,466
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(19,738)	529,309	(303,749)
Net cash used by operations	(301,431)	(63,194)	(2,393,727)

Investing activities:
Purchase of equipment	(3,000)	0	(3,000)
Net cash used by investing activities	(3,000)	0	(3,000)

Financing activities:
Issuance of common stock	212,000	0	2,088,539
Subscriptions received	55,175	0	55,175
Placement fees	(5,518)	0	(1,750)
Advance from shareholder	0	40,000	40,000
Capital contributed by shareholders	0	81,472	231,544
Net cash provided by financing activities	261,657	121,472	2,413,508

Net increase (decrease) in cash during the fiscal year	(42,774)	58,278	16,781

Cash balance at beginning of the fiscal year	59,555	1,277	0

Cash balance at end of the fiscal year	$16,781	$59,555	$16,781

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp.
(a Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
 From Inception to September 30, 2004
( as Restated)

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Stock Price *

Inception	0	$0	$0	$0	$0

Issuance of common stock-6/6/89	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	847	1,185,153	520,000	1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	847	1,185,153	1,628,000	2,814,000

Issuance of common stock- 4/3/92	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	852	1,217,564	2,094,000	3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	852	1,217,564	(1,022,767)	195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	852	1,217,564	(1,086,155)	132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	852	1,217,564	(1,218,416)	0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	852	1,217,564	(1,218,416)	0

USCorp.
(a Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
 From Inception to September 30, 2004
(as Restated)
(Continued)

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Stock Price *

Stock issued for mining claim- 9/15/97	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock- 9/15/97	50,000	500	59,874		60,374	$0.06

Stock issued for services- 9/15/97	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-unaudited	300,038	3,001	1,905,546	(1,308,547)	600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-unaudited	300,038	3,001	1,964,214	(1,367,215)	600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-unaudited	300,038	3,001	1,992,868	(1,393,920)	601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-unaudited	300,038	3,001	2,015,618	(2,018,619)	0

USCorp.
(a Exploration Stage Company)
    Consolidated Statement of Changes in Shareholders’ Equity
 From Inception to September 30, 2004
(as Restated)
(Continued)

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Stock Price *

Issuance of common stock- 12/7/00	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation- 1/2/01	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-unaudited	453,573	4,536	2,668,851	(2,673,387)	0

Purchase mining claim- 4/2/02	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to employees- 9/11/02	267,500	2,675	(2,675)		0	$0.00

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-unaudited	24,921,073	249,211	5,017,122	(5,265,058)	1,275

Issued stock for services- 9/12/03	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	257,931	5,366,425	(6,130,345)	(505,989)

Issuance of common stock- 12/29/03	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills- 2/23/04	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services- 9/15/29	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	(7,094,453)	(113,423)

See the notes to the financial statements.	*- Price adjusted for stock splits.

USCorp.
(a Exploration Stage Company)
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

In April 2002 the Company purchased by issuing 24,200,000 shares of common stock 141 unpatented Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine. Through its wholly owned subsidiary Southwest Resource Development, Inc., the Company owns 8 unpatented Lode and 21 unpatented Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims.

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

Mineral Properties- The Company is an exploration stage company. All costs incurred in the exploration for proved reserves are expensed to the statement of operations.

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

Exploration Stage Company- the Company has had no operations or revenues since its inception and therefore qualifies for treatment as an exploration stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No. 7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the exploration stage are accumulated in “losses accumulated during the exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

2.	Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, during the twelve months ending September 30, 2004 and in the prior several fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to profitability. The Company incurred a net loss of $964,108 in fiscal 2004 and $7,094,453 since its inception and continues to rely on the issuance of shares to raise capital to fund its business operations.

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

3. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share”to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years. Fully diluted loss per share includes the dilutive effects of outstanding common stock equivalents. There were shareholder notes convertible into 100,000 shares of common stock outstanding during fiscal 2004 that expired on September 30, 2004. The effect of the outstanding convertible debt is not included in the calculation for net loss per share because their inclusion would be anti-dilutive.

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

During September 2004, the Company received $55,175 of subscriptions for 112,500 units.

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

10. Restatement

Statement of Financial Accounting Standards (SFAS) No. 7 requires the statement of changes in shareholders’ equity since inception include dates of stock issuances and prices. The statement of operations for fiscal 2003 and 2004 were not affected by the restatement.

Subsequent to the issuance of this report, management decided that the mining asset acquired in fiscal year 2002, which was presented in the balance sheet as a fixed asset, should be accounted for as an impaired expense in the Statement of Operations. The following table compares the original financial statement reported amounts and the restated financial statement amounts.

	2004	2004	2003	2003
	As Reported	As Restated	As Reported	As Restated

Total assets	$2,468,664	$19,198	$2,509,021	$59,555
Shareholders' equity	$2,336,043	($113,423)	$1,943,477	($505,989)

11. Stock Warrants Outstanding

At September 30, 2003, the Company received a loan from two shareholders of $40,000. The loans are unsecured and mature September 30, 2004 at no stated interest rate. The loan agreement calls gives the option to the shareholders to convert the proceeds of the loan into shares of common stock at $.40 per share. As a result, the Company has imputed a beneficial conversion feature of $3,767 to the proceeds received. The beneficial conversion feature was amortized to interest expense over fiscal 2004.

The following table summarizes the details of the number of warrants issued and outstanding and the weighted average exercise price and years remaining on the warrants.

	Amount	Wgtd Avg Exercise Price	Wgtd Avg Years to Maturity

Outstanding at October 1, 2002	0

Issued	100,000
Expired	0
Exercised	0

Outstanding at September 30, 2003	100,000	$0.40	1

Issued	0
Expired	0
Exercised	(100,000)

Outstanding at September 30, 2004	0	$0.00	0

11. Stock Warrants Outstanding, continued

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable stock warrants and common stock warrants issued in fiscal year 2004. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

12. Subsequent Event

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position Held

Robert Dultz	63	Chief Executive Officer, acting Chief Financial Officer and Chairman
Larry Dietz	57	President and Director
Spencer Eubank	52	Secretary, Treasurer and Director
Carl W. O'Baugh	73	Director
Tom Owens	56	Director
Judith Ahrens	64	Director

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

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2004

Robert Dultz USCorp’s Chairman and CEO since January 2002 has a 25-year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Former Chairman and President of a prior corporate owner of the Twin Peaks claims and since 2000 has been a majority shareholder of corporate owners of the claims. Mr. Dultz has served on the boards of several publicly traded companies. Mr. Dultz spends in excess of 90% of his time working for USCorp.

Larry Dietz, The Company’s President and Director since January 2002, and has a 20-year association with the Twin peaks property and is former President of a prior corporate owner of the Twin Peaks claims. He served as President of Dietz and Associates, a mining consultancy, since 1982 and He is an expert in Arizona’s geology. Dietz authored the Arizona Mineral Industry Location System, a database identifying all known mineral occurrences in the state. He is Registered Expert Witness with the Technical Advisory Services for Attorneys. Associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz currently works full time for PacifiCare at the Arizona State Retirement System. He devotes less than 5% of his time to USCorp

Spencer Eubank, the Company’s Secretary-Treasurer and a Director since January 2002. Mr. Eubank has served on the boards of several publicly traded companies. He has a 15-year association with the Twin Peaks property and since 2000 has been a shareholder and consultant to corporate owners of the claims. As an individual he is a former owner of 97 of the claims which make up the Twin Peaks property. Mr. Eubank spends in excess of 90% of his time working for USCorp on a consulting basis.

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has a 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of a prior corporate owner of the Twin Peaks claims. Former President of Golconda Gems, Inc., a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Extensive knowledge and experience of gems, minerals and metals. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

Tom Owens, is an Independent Director for the Company. He currently works full time as a litigation consultant and investigator. While serving with the Army in Bosnia Mr. Owens served as a public relations specialist before retiring from the military in 2000. In Bosnia Mr. Owens hosted a daily four-hour drive-time radio show carried via satellite to 134 countries. He supervised the preparation of the daily television newscast originating from Bosnia and led the first-ever U.S. news crew granted unescorted access inside a deployed Russian combat brigade. In 1994, Mr. Owens authored his book, Lying Eyes, a chronology of his work as a part of the team of professionals representing LAPD beating victim Rodney King. Mr. Owens worked as a law enforcement officer where he achieved the rank of captain. He holds the Los Angeles Police Medal and Police Star for valorous actions, awarded for service to the people of the city of Los Angeles. Mr. Owens serves the Registrant as an independent Director and on the Registrant's Audit Committee. Mr. Owens spends less than 10% of his time working for the Company.

Judith Ahrens an Independent Director of the Company since July 2003. Ms. Ahrens is a former lobbyist in Washington DC and has worked in public relations for National and State elected officials. Since 2000 Ms. Ahrens has worked full time for National Grants Conferences. She devotes less than 10% of her time to USCorp.

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

23.1  Consent of International Energy and Resources, Inc.

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
Date: October 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief	October 13, 2005
Robert Dultz	Executive Officer

/s/ Larry Dietz	President and Director	October 13, 2005
Larry Dietz

/s/ Carl O'Baugh	Vice President and Director	October 13, 2005
Carl O'Baugh

/s/ Spencer Eubank	Secretary Treasurer and Director	October 13, 2005
Spencer Eubank	and Acting Chief Financial Officer

/s/ Judith Ahrens	Director	October 13, 2005
Judith Ahrens