Form 10QSB/A
period 2005-06-30
USCORP
filed 2005-12-23
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

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

4535 W. SAHARA AVE. SUITE 204
Las Vegas, NV 89102
_______________
(Address of principal executive offices)

(702) 933-4034
_______________
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

***

Explanatory Note: This amendment Number 1 to the quarterly reports on Form 10-QSB/A for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005 is being filed in order to delete references to “reserves” and “development”, to correct the misuse of the term “option” in relation to the Company’s acquisition of the Kingman Area Claims; to expand the disclosures in Management’s Discussion and Analysis or Plan of Operation, and in the Notes to the Consolidated Financial Statements.

This 10-QSB/A also amends the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the years ending September 30, 2004 and 2003 in that the mining rights have been impaired and expensed.

USCORP

PART I     FINANCIAL INFORMATION
DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

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

We conducted our review in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A review also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our review provides a reasonable basis for our opinion.

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

/s/ Donahue Associates, L.L.C.
DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey
January 27, 2004

USCorp
(an exploration stage Company)
Balance Sheet
As of December 31, 2004 and September 30, 2004

	As restated
	Unaudited	As restated
ASSETS	12/31/2004	9/30/2004

Current assets:
Cash	$20,871	$16,781

Total current assets	20,871	16,781

Other assets:
Equipment- net	2,165	2,417

Total assets	$23,036	$19,198

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$39,547	$38,797
Subscriptions payable-net	61,057	49,657
Advance payable to shareholder	45,065	44,167

Total current liabilities	145,669	132,621

Shareholders' equity:
Series A preferred stock, one share convertible to two shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding at September 30, 2004 and September 30, 2003	$0	$0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, no shares outstanding at September 30, 2004 and September 30, 2003	0	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004 and December 31, 2004	297,814	295,314
Additional paid in capital	6,763,216	6,685,716

Accumulated deficit	(7,183,663)	(7,094,453)

Total shareholders' equity	(122,633)	(113,423)

Total Liabilities & Shareholders' Equity	$23,036	$19,198

See the notes to the financial statements.

USCorp
(an exploration stage Company)
Unaudited Statements of Operations
For the Quarters Ended December 31, 2004 and December 31, 2003
and from Inception, May 1989 through December 31, 2004

		As Restated
	10/1/04 to	10/1/03 to	Inception
	12/31/2004	12/31/2003	to Date
General and administrative expenses:
Consulting	$41,724	$26,978	$2,794,513

Administration	40,708	13,451	3,330,287
License expense	0	0	109,532
Professional fees	5,880	2,480	340,499

Total general & administrative expenses	88,312	42,909	6,574,831

Net loss from operations	(88,312)	(42,909)	(6,574,831)

Other income (expenses):
Interest expense	(898)	(3,287)	(8,832)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(89,210)	(46,196)	(7,183,663)

Provision for income taxes	0	0	0

Net loss	$(89,210)	$(46,196)	(7,183,663)

Basic & fully diluted net loss per common share	$(0.00)	$(0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	29,549,041	26,758,448

See the notes to the financial statements.

USCorp
(an exploration stage Company)
Unaudited Statements of Cash Flows
 For the Quarters Ended December 31, 2004 and December 31, 2003
and from Inception, May 1989 through December 31, 2004

		As Restated
	10/1/04 to	10/1/03 to	Inception
	12/31/2004	12/31/2003	to Date
Operating Activities:
Net loss	$(89,210)	$(46,196)	$(7,183,663)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	32,000	20,448	1,978,492
Depreciation expense	252		835
Impairment expense			2,449,466
Interest expense	898	3,287	8,832
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	750	(23,832)	(302,999)
Net cash used by operations	(55,310)	(46,293)	(2,449,037)

Investing activities:
Purchase of equipment	0	0	(3,000)
Net cash used by investing activities	0	0	(3,000)

Financing activities:
Issuance of common stock	48,000	0	2,088,539
Subscriptions received	15,168	0	118,343
Placement fees	(3,768)	0	(5,518)
Advance from shareholder	0	1,000	40,000
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	59,400	1,000	2,472,908

Net increase (decrease) in cash during the fiscal year	4,090	(45,293)	20,871

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$20,871	$14,262	$20,871

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an exploration stage Company)
Unaudited Statement of Changes in Shareholders Equity
 From October 1, 2004 to December 31, 2004
 As Restated

	Common	Common	Paid in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$6,685,716	$(6,130,345)	$813,302

Issued stock to pay bills	1,069,945	10,699	460,077		470,776

Issued stock for services	56,800	568	19,880		20,448

Net loss for the period				(46,196)	(46,196)

Balance at December 31, 2003	26,919,818	269,198	7,165,673	(6,176,541)	3,707,796

Balance at September 30, 2004	29,531,459	295,314	6,685,716	(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000

Issued stock for services	100,000	1,000	31,000		32,000

Net loss for the period				(89,210)	(89,210)

Balance at December 31, 2004	29,781,459	$297,814	$6,763,216	$(7,183,663)	$2,326,833

See the notes to the financial statements.

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

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

We conducted our review in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A review also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our review provides a reasonable basis for our opinion.

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

/s/ Donahue Associates, L.L.C.
DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey
May 9, 2005

USCorp
(an Exploration Stage Company)
  Balance Sheet
As of March 31, 2005 and September 30, 2004

	As Restated	As Restated
	Unaudited	Audited
ASSETS	3/31/2005	9/30/2004

Current assets:
Cash	$4,864	$16,781

Total current assets	25,540	16,781

Other assets:
Equipment- net	5,105	2,417

Total assets	$9,969	$19,198

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$6,298	$38,797
Subscriptions payable-net	0	49,657
Notes payable to shareholder	0	44,167

Total current liabilities	6,298	132,621

Advances from shareholders	35,994

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding	$0	$0
Series B preferred stock, one share convertible to eight shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding	71,982	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004 and 30,411,431 at March 31, 2005	304,114	295,314
Additional paid in capital	6,853,116	6,685,716

Accumulated deficit	(7,261,535)	(7,094,453)

Total shareholders' equity	$(32,323)	$(113,423)

Total Liabilities & Shareholders' Equity	$9,969	$19,198

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
  Unaudited Statements of Operations
For the Six Months and Quarters Ended March 31, 2005 and March 31, 2004
and from Inception, May 1989 through March 31, 2005

					As Restated
	10/1/04 to	10/1/03 to	1/1/2005 to	1/1/2004 to	Inception
	3/31/2005	3/31/2004	3/31/2005	3/31/2004	to Date
General and administrative expenses:
Consulting	54,189	56,641	13,481	29,663	2,806,978

Administration	79,624	42,244	79,624	17,793	3,369,203
License expense	45	700	(5,835)	700	109,557
Professional fees	6,830	7,273	(81,482)	4,793	341,449

Total general & administrative expenses	140,688	106,858	5,788	63,949	6,627,207

Net loss from operations	(140,688)	(106,858)	(5,788)	(63,949)	(6,627,207)

Other income (expenses):
Interest expense	(2,394)	(3,706)	(2,394)	(419)	(10,328)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(143,082)	(110,564)	(8,182)	(64,368)	(7,237,535)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(143,082)	(110,564)	(8,182)	(6,438)	(7,237,535)

Extraordinary item:
debt conversion (net of tax)	(24,000)	0	0	0	(24,000)

Net loss	(167,082)	(110,564)	(8,182)	64,368	(7,261,535)

Basic & fully diluted net loss per common share	(0.01)	0.00	0.00	0.00

Weighted average of common shares outstanding:
Basic & fully diluted	29,827,947	26,898,968	30,113,034	27,040,818

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statements of Cash Flows
For the six Months and Quarters Ended March 31, 2005 and March 31, 2004
and from Inception, May 1989 through March 31, 2005

			As restated
	10/1/04 to	10/1/03 to	Inception
	3/31/2005	3/31/2004	to Date
Operating Activities:
Net loss	$(167,082)	$(110,564)	$(7,261,535)
Adjustments to reconcile net income items not requiring cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	64,200	41,448	2,010,692
Depreciation expense	893	0	1,476
Interest expense	2,394	3,706	10,328
Impairment expense	0	0	2,466,449
Debt conversion (net of tax)	24,000	0	24,000
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(32,499)	(43,832)	(336,248)
Net cash used by operations	(108,094)	(109,242)	(2,501,821)

Investing activities:
Purchase of equipment	(3,581)	(3,000)	(6,581)
Net cash used by investing activities	(3,581)	(3,000)	(6,581)

Financing activities:
Issuance of common stock	48,000	60,000	2,088,539
Issuance of preferred stock	27,843	0	27,843
Subscriptions received	0	0	123,952
Placement fees	(5,518)	0	(5,518)
Advance from shareholder	29,433	1,000	46,906
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	99,758	61,000	2,513,266

Net increase (decrease) in cash during the fiscal year	(11,917)	(51,242)	4,864
Cash balance at beginning of the fiscal year	16,781	59,555	0
Cash balance at end of the fiscal year	$4,864	$8,313	$4,864

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statement of Changes in Shareholders Equity
From October 1, 2004 to March 31, 2005 and
From October 1, 2003 to March 31, 2004
 As Restated

	Common	Common	Paid in	Preferred	Preferred	Accumulated
	Shares	Par Value	Capital	Shares	Value	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	0	$0	$(6,130,345)	$(505,989)

Issuance of common stock	150,000	1,500	58,500				60,000

Issued stock to pay bills	1,069,945	10,699	460,077				470,776

Issued stock for services	116,800	1,168	40,280				41,448

Net loss for the period						(110,564)	(110,564)

Balance at March 31, 2004	27,129,818	$271,298	$5,925,282	0	$0	$(6,240,909)	$(44,329)

Balance at October 1, 2004	29,531,459	$295,314	$6,685,716	0	$0	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500				48,000

Issued stock for services	330,000	3,300	60,900				64,200

Issued stock to pay debt	400,000	4,000	60,000				64,000

Issuance of preferred stock				155,000	71,982		71,982

Net loss for the period						(167,082)	(167,082)

Balance at March 31, 2005	30,411,459	$304,114	$6,853,116	155,000	$71,982	$(7,261,535)	$(32,323)

See the notes to the financial statements.

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

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

We conducted our review in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A review also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our review provides a reasonable basis for our opinion.

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

/s/ Donahue Associates, L.L.C.
DONAHUE ASSOCIATES, L.L.C.

Monmouth Beach, New Jersey
August 2, 2005

USCorp
(an Exploration Stage Company)
Balance Sheet
As of June 30, 2005 and September 30, 2004

	As Restated	As Restated
	Unaudited	Audited
ASSETS	6/30/2005	9/30/2004

Current assets:
Cash	$25,540	$16,781

Total current assets	25,540	16,781

Other assets:
Equipment- net	4,559	2,417

Total assets	$30,099	$19,198

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$7,576	$38,797
Subscriptions payable-net	0	49,657
Notes payable to shareholder	0	44,167

Total current liabilities	7,576	132,621

Advances to shareholders	85,195

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding	$0	$0
Series B preferred stock, one share convertible to eight shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding	71,982	0
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004 and 32,321, 431 at June 30, 2005	323,214	295,314
Additional paid in capital	7,082,316	6,685,716

Accumulated deficit	(7,540,184)	(7,094,453)

Total shareholders' equity	(62,672)	(113,423	~~)~~

Total Liabilities & Shareholders' Equity	$30,099	$19,198

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statements of Operations
For the Nine Months and Quarters Ended June 30, 2005 and June 30, 2004
and from Inception, May 1989 through June 30, 2005

					As Restated
	10/1/04 to	10/1/03 to	5/1/2005	5/1/2004	Inception
	6/30/2005	6/30/2004	6/30/2005	6/30/2004	to Date
General and administrative expenses:
Consulting	$314,765	$217,332	$260,576	$160,691	$3,067,554

Administration	94,831	109,460	15,207	67,330	3,384,410
License expense	245	2,275	200	1,461	109,777
Professional fees	9,230	13,933	2,400	6,660	343,849

Total general & administrative expenses	419,071	343,000	278,383	236,142	6,905,590

Net loss from operations	(419,071)	(343,000)	(278,383)	(236,142)	(6,905,590)

Other income (expenses):
Interest expense	(2,660)	(3,758)	(266)	(52)	(10,594)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(421,731)	(346,758)	(278,649)	(236,194)	(7,516,184)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(421,731)	(346,758)	(278,649)	(236,194)	(7,516,184)

Extraordinary item:
Debt conversion (net of tax)	(24,000)	0	0	0	(24,000)

Net loss	$(445,731)	$(346,758)	$(278,649)	$(236,194)	$(7,540,184)

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	30,577,709	27,059,984	32,088,017	27,384,820

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statements of Cash Flows
For the Nine Months and Quarters Ended June 30, 2005 and June 30, 2004
and from Inception, May 1989 through June 30, 2005

			As Restated
	10/1/04 to	10/1/03 to	Inception
	3/31/2005	3/31/2004	to Date
Operating Activities:
Net loss	$(445,731)	$(110,564)	$(7,540,184)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	312,500	41,448	2,258,992
Depreciation expense	1,439	0	2,022
Interest expense	2,660	3,706	9,316
Impairment expense			2,449,466
Debt conversion (net of tax)	24,000	0	24,000
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(31,221)	(43,832)	(334,970)
Net cash used by operations	(136,353)	(109,242)	(2,531,358)

Investing activities:
Purchase of equipment	(3,581)	(3,000)	(6,581)
Net cash used by investing activities	(3,581)	(3,000)	(6,581)

Financing activities:
Issuance of common stock	48,000	60,000	2,088,539
Issuance of preferred stock	27,843	0	27,843
Subscriptions received	0	0	123,952
Placement fees	(5,518)	0	(5,518)
Advance from shareholder	78,368	1,000	97,119
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	148,693	61,000	2,563,479

Net increase (decrease) in cash during the fiscal year	8,759	(51,242)	25,540

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$25,540	$8,313	$25,540

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statement of Changes in Shareholders Equity
From October 1, 2004 to March 31, 2005 and
From October 1, 2003 to March 31, 2004
As Restated

	Common	Common	Paid in	Preferred	Preferred	Accumulated
	Shares	Par Value	Capital	Shares	Value	Deficit	Total

Balance at October 1, 2003	25,793,073	$257,931	$5,366,425	0	$0	$(6,130,345)	$(505,989)

Issuance of common stock	150,000	1,500	58,500				60,000

Issued stock to pay bills	1,069,945	10,699	460,077				470,776

Issued stock for services	116,800	1,168	40,280				41,448

Issued stock for services	339,050	3,391	166,134				169,525

Issuance of common stock	400,000	4,000	116,000				120,000

Net loss for the period						(346,758)	(346,758)

Balance at June 30, 2004	27,868,868	$278,689	$6,207,416	0	$0	$(6,477,103)	$9,002

Balance at October 1, 2004	29,531,459	$295,314	$6,685,716	0	$0	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500				48,000

Issued stock for services	2,240,000	22,400	290,100				312,500

Issued stock to pay debt	400,000	4,000	60,000				64,000

Issuance of preferred stock				155,000	71,982		71,982

Net loss for the period						(445,731)	(445,731)

Balance at June 30, 2005	32,321,459	$323,214	$7,082,316	155,000	$71,982	$(7,540,184)	$(62,672)

See the notes to the financial statements.

USCorp
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

The Company, through its wholly owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly owned subsidiary Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims and one Lode and one Placer claim in the Pilgrim Mining District of Mohave County, Arizona which the Company refers to as the Kingman Area Claims.

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

The preferred shares are redeemable by the Company at any time after one year from the date of their issuance provided that the common shares have sustained a trading price of not less than $1.00 per common share for at least 20 consecutive trading days. If the Company elects to redeem the Shares, the redemption price shall be determined as follows:

(i)	During the second year after their issuance at $0.575 per preferred share;
(ii)	During the third year after their issuance at $0.55 per preferred share;
(iii)	During the fourth year after their issuance at $0.525 per preferred share;
(iv)	After the fourth year after their issuance at $0.50 per preferred share.

During 2004, the Company received $55,175 of subscriptions for 112,500 units.

8. Income Tax Provision

Provision for income taxes is comprised of the following:
	6/30/2005	6/30/2004

Net loss before provision for income taxes	$(419,071)	$(346,758)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,652,589)	(1,623,511)
Allowance for recoverability	1,652,589	1,623,511
Provision for income taxes	$0	$0

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,652,589	$1,623,511
Allowance for recoverability	(1,652,589)	(1,623,511)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

9. Restatement

Subsequent to the issuance of this report, management determined that the mining claim asset should have been impaired in the year it was acquired, fiscal 2002, because the estimate of the future cash flows discounted to the present could not be reasonably estimated nor assured. The restatement affected total assets and total shareholders’ deficit as follows:

	As Restated	As Reported

Total Assets	$30,099	$2,479,565
Shareholders' Deficit	$(62,672)	$2,386,794

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

The Company is an "exploration stage" company. During period ended March 31, 2005, the Company's operations centered on completing exploration of USMetals' mining property known as the Twin Peaks Mine, Southwest’s mining property known as the Chocolate Mountain Region claims, and its mining property known as the Kingman Area Mine Tailings. During the period, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued exploration of the Company's mining properties, maintenance of the Company's website, legal, accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration of USMetals' and Southwest’s mining properties and related acquisition costs. The annual lease payment for the 172 claims owned by the Registrant is $125 per claim effective September 1, 2004.

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

Under the terms of the acquisition, the Company granted the former owners of the claims the choice to accept 250,000 shares of the Company’s common stock at any time within a two year period in exchange for waiving the Company’s obligation to commence production on these claims within two years. The former owners choose to accept the 250,000 shares of stock on March 23, 2005. On February 14, 2005, we issued a press release regarding this acquisition.

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

Discussion of Financial Condition.

As of June 30, 2005 the Company had total assets of $25,540 with total liabilities of $7,576. The company has incurred a net loss of approximately $445,731 for the three months ended June 30, 2005.

Registrant will require significant additional funds in order to complete exploration of the Twin Peaks Mine and its other properties. The Company has made plans to undertake an offering or private placement of its securities in order to raise the needed funding.  Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months.  Thereafter, it will need to secure additional funds in order to continue its operations.

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
Spencer Eubank, Secretary-Treasurer and
Acting Chief Financial Officer
Date: December 20, 2005