Form 10KSB
period 2005-09-30
USCORP
filed 2005-12-23
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2005

OR

[_]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

Commission File Number: 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 15, 2005, the value of such stock was $2,032,524.

***

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

A. Recent Developments.

Except as set forth herein or otherwise in this Form 10-KSB, information presented here is as of September 30, 2005.

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

The unpatented lode and placer claims, covering just over 40 acres, which the registrant refers to as the “Kingman Area Claims” are located in the Pilgrim Mining District, Mohave County, Arizona, U.S.A. The Company, through its Southwest Resource Development, Inc., subsidiary owns the claims and pays an annual Maintenance Fee to the Bureau of Land Management. Access to the property is gained by county maintained dirt road. Proceed north on Highway 93 from Kingman, Arizona, 16 miles, to a dirt road (one mile north of the exit to Chloride, Arizona). Proceed west five miles to the site, on the north side of the road.

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

Kingman Area Claims: The tailings are next to a privately owned patented mine and were mined from it in the first half of the last century.

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

Kingman Area Claims: The Company has performed minimal work on this property. The Company relies on geological work of experts performed under prior ownership in support of the presence of gold and silver mineralization on the property. There are no current mineral extraction operations on this property. The tailings are without proven reserves and the proposed program is exploratory in nature to establish and prove the economic viability of this property.

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

At this time there are no physical plants on any of the Company’s properties. The Company owns rights to water on the Santa Maria River which traverses the Twin Peaks Mine property. Power is available on properties adjacent to the Twin Peaks Mine and portable generators can be used as necessary. Power is also available on properties adjacent to our placer claims in California, the Kingman Area Claims and portable generators can be used when necessary. Water is available on properties adjacent to the Kingman Area Claims. There are natural wells located in several places on our California claims. We will supplement well water with trucked water as necessary.

A brief description of the rock formations and mineralization of existing or potential economic significance on the properties, including the identity of the principal metallic or other constituents.

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

Kingman Area Claims: The tailings consist of ore that has already been processed and is now above ground. The Company at this time is not making a statement regarding the presence of “reserves” on this property. The Company has not performed any professional exploration work on the placer claim or the lode claim underlying the placer claim.

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

The dirt access road from the Highway to the site (approximately 2 miles) must be reworked/repaired. We will also need a Front End Loader (“F.E.L.”) with Back-Hoe attachment. For continuous hard work excavating trenches, digging test pits and carrying alluvial material back to the wash plant for processing on a daily basis. It would be used for the duration of the test production program.

The sampling method is standard in geological exploration and is confined to dry arroyo drainages and rills. Grab samples taken outside of the dry river beds and rills will be by prospectors pick or regular pick and shovel. Instruments to be used will be a VLF unit, an EM unit, microscopes, spectrometer, GPS unit, possibly an I.R. unit, a magnetometer and miscellaneous sieves. A 10 or 12 kW generator set will independently power the night lights and camper unit. We need to determine if the present wells go down a minimum of 400 feet to reach adequate water supply to support test production wash plant. The estimated budget for this is up to $205,000 for a 12 week program.

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

Recent Initial Exploration and Exploitation

Although many companies and individuals are engaged in the mining business, including large established mining companies, there is a limited supply of desirable mineral lands available for claim staking, lease, or other acquisition in the United States and other areas where USCorp contemplates conducting its exploration and/or production activities. However, it has been determined by qualified geologists and mining companies that USCorp’s Arizona properties have mineralization of a variety of precious and non-precious minerals. Historically, the specific geographic region in which USCorp intends to conduct its exploratory and mining activities has been the subject of various general samplings, which were performed by the State of Arizona, the United States Department of the Interior Bureau of Mines, and the United States Department of the Interior Bureau of Land Management.

Registrant has relied upon a number of studies by companies that are not presently affiliated or associated with USCorp to determine the feasibility and valuation of USCorp’s pursuit to develop the Mining Claims. These studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploration and mining , of the Claims. These different firms, have utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Mine’s Mining Claims.

Early Exploration Conducted and Valuations.

The Twin Peaks Mine: Past geological studies indicated that beginning in 1981 a geologist performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (one of the claims in USMetals’ Twin Peaks Mine). The geologist drilled 28 core drill holes on the Crosby Mine site. His report was based on 200-foot depth cores. This area was 18,519 cubic yards, or approximately 20,000 tons of mineralized material. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.

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

Recent Exploration and Samplings

Recent geological surveys, provided by International Energy and Resources, Inc., (IERI), one of USMetals’ principal advisors have confirmed prior geological reports. It was verified that the Twin Peaks Mine is on a mineralized structure and flat zone with gold and silver carrying mineralization.

Historically, over 10,000 feet of core drillings were performed and over 1,500 fire assays were conducted. These assays showed an overall average of .14 ounces of gold per ton and .595 ounces of silver per ton, on one area covering 3 claims.

The geological, geophysical, and geochemical studies stated above were reviewed and evaluated by an independent mining, consulting, and geologic firmthat was engaged to evaluate the commercial feasibility of the claims. The report and economic study recommended the continuation of exploration and the start of production.

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

The geological justification for the exploration project at the Kingman Area Claims is that numerous past assays have found gold and silver in various locations within the boundaries of the claims group.

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity.

The six month exploration timetable and budget for the Twin Peaks Mine is as follows:

The total cost is projected to be up to $2.4 million to complete a electromagnetic flyover, a comprehensive drilling program, road repair and extensions, design and building of a test mill of 50 to 1,000 tons per day capacity. The estimate of six month time period is an estimate of time need to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The 12 week exploration timetable and budget for the Chocolate Mountain Region claims is as follows:

The total cost is projected to be up to $205,000 to complete an electromagnetic flyover, comprehensive road repair and extensions, design and purchase of a wash plant of 10 tons per hour capacity. The estimate of twelve week time period is an estimate of time needed to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The exploration timetable and budget for the Kingman Area Claims has not yet been formally prepared. At this time we estimate a comprehensive drilling program to extract samples for assay in order to establish the economic viability of the tailings will take approximately one month to complete at a cost of up to $50,000.

How the exploration program will be funded.

We are seeking funding via equity or debt financing in the form of private placements, working interest joint venture, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported on form 8-K dated September 27, 2005.

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

To date the Company has contracted with International Energy and Resources, Inc., and Quantum GeoConsultants, LLC, for limited exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this report. A summary of the qualifications of Quantum GeoConsultants, LLC and International Energy and Resources, Inc., a wholly owned subsidiary of US American Resources, Inc. follows:

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

International Energy and Resources, Inc., a wholly owned subsidiary of US American Resources, Inc., Sub-Contractors, Subsidiaries and Consultants include:

HILBRANDS AND WESTERN MINING COMPANY
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

As of the Date of this Report, Registrant and its wholly owned subsidiaries have utilized two principal consultants/advisors: Quantum GeoConsultants, LLC, under its managing partner, Edwin Arbar and International Energy and Resources, Inc. (IERI) which, in turn, employs subcontractors that perform work indirectly for Registrant and its subsidiaries.

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

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2005, the Company was not a party to legal proceedings requiring disclosure in this Report and none of the Company's officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

One matter was put to the vote of the shareholders during the fiscal year ended on September 30, 2005. On November 8, 2004, the shareholders approved the addition of a second class of common stock, 250,000,000 shares designated non-voting Series B common.

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

The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company's common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2003	$0.55	$0.23
Quarter ended March 30, 2004	$0.50	$0.31
Quarter ended June 30, 2004	$0.63	$0.34
Quarter ended September 30, 2004	$0.44	$0.25
Quarter ended December 31, 2004	$0.26	$0.11
Quarter ended March 30, 2005	$0.20	$0.09
Quarter ended June 30, 2005	$0.16	$0.06
Quarter ended September 30, 2005	$0.16	$0.09

On December 15, 2005 the reported closing price for the Company's common stock was $0.138 per share; there were approximately 168 record holders of the Company's shares.

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

During fiscal year 2005, the Company issued (i) 400,000 shares of common stock to vendors to pay outstanding debt; (ii) 150,000 shares of common stock and received proceeds of $48,000.

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

OVERVIEW

The Company is an “exploration stage" company. During fiscal year ended September 30, 2005, the Company's activities centered on the exploration of USMetals' mining property known as the Twin Peaks Mine in the Eureka Mining District of Yavapai County, Arizona, the exploration of Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California, and the acquisition of the Kingman Area Tailings in the Pilgrim Mining District of Mohave County, Arizona.. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company's mining properties, expansion and maintenance of the Company's website, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 172 claims owned by the Registrant was increased from $100 per claim to $125 per claim for a total of $21,500.

All of the Company's mining business activities are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc. International Energy Resources, Inc., a wholly owned subsidiary of U.S. American Resources, Inc., has agreed to continue to supervise and direct the work of the Twin Peaks Mine Project Team upon adequate funding.

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

Impairment Expense

We acquired the Twin Peaks Mine asset in 2002 and have been conducting limited exploration work on it, with the goal of commencing mineral production, for three years. Exploration activities have confirmed the presence of mineralization on this property. However, we have not commenced mining activities due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to complete a bankable feasibility study and proceed with our plans to commence mining activity. We believe with proper funding, the portions of the Twin Peaks property which has been more extensively explored could result in a value in excess of $200,000,000 per independent estimates in prior geochemical evaluations and geological studies.

We need $20 million to achieve a commercial level of mining on the Company’s properties. We have prepared plans for completion of bankable feasibility studies and test production programs on our properties that require smaller amounts of capital. We are seeking funding via equity or debt financing in Europe, the United States and Asia via private placement, working interest joint venture, and/or gold bullion loans.

The Registrant, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 8 unpatented lode and 21 unpatented placer mining claims totaling approximately 3,520 acres in eastern Imperial County, California which the Company refers to as the Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The exploration, drilling and assessment work at the Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners and indicated the presence of economically viable deposits of precious metals. Southwest also owns one placer claim and one overlapping placer claim in the Pilgrim Mining District of Mohave County, Arizona which the Company refers to as the Kingman Area Tailings: The tailings consist of ore that has already been processed and is now above ground. The Company has not performed any professional exploration work on the placer claim or the lode claim underlying the placer claim.

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2005 was $592,469 compared to $956,174 for last year, an decrease of approximately 40%. The main areas of decrease were in administration costs ($373,720 for fiscal 2005 compared to $730,657 last year); license expense ($21,777 in fiscal 2005 compared to $26,289 in fiscal 2004) and professional fees ($51,508 in fiscal 2005 compared to $50,180 in fiscal 2004). The increase in license expense was due to the increase in claims from 170 to 172.

After interest expense in fiscal 2005 of $7,953, compared to $7,934 in the prior year, the Company realized a net loss for fiscal 2005 of $628,337 as compared to a net loss of $964,108 for the prior fiscal year. This loss translated into a loss of only $.02 per shares for fiscal 2005, compared to a loss of $.04 for fiscal 2004.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2005 cash on hand was $627,372 as compared with $16,781 at September 30, 2004. During fiscal 2005 the Company received $48,000 through the sale of common stock. In addition, the Company received services and the cancellation of existing indebtedness in the aggregate amount of $425,200 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2005 were $631,378 as compared to $19,198 at September 30, 2004.

The Company's total stockholders' equity changed from -$133,423 September 30, 2004 to -$277,943 at September 30, 2005. Stockholders’ equity increased because of the issuance of preferred and common stock for cash proceeds and in payment for services and cancellation of prior debt as discussed above.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Independent Auditor’s Report

The Shareholders
USCorp
(an Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of USCorp. as of September 30, 2005 and September 30, 2004 and the related consolidated statements of operations and consolidated statements of changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCorp. as of September 30, 2005 and September 30, 2004 and the related consolidated statements of operations and consolidated statement of changes in shareholders’ equity and cash flows for the years then ended then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

Monmouth Beach, New Jersey
December 1, 2005

USCorp
(an Exploration Stage Company)
  Balance Sheet
 As of September 30, 2005 and September 30, 2004

		As Restated
ASSETS	30-Sep-05	30-Sep-04

Current assets:
Cash	$627,372	$16,781

Total current assets	627,372	16,781

Other assets:
Equipment- net	4,006	2,417

Total assets	$631,378	$19,198

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$52,121	$42,964
Note payable to shareholder	0	40,000
Subscriptions payable-net	0	49,657

Total current liabilities	52,121	132,621

Note payable- shareholder	651,429	0
Advances payable shareholders	135,606	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	0
Common stock- $.01 par value, authorized 300,000,000 shares, issued and outstanding, 29,531,459 shares at September 30, 2004
and 32,921,431 at September 30, 2005	329,214	295,314
Additional paid in capital	7,115,633	6,685,716
Accumulated deficit	(7,722,790)	(7,094,453)
Total shareholders' equity	(277,943)	(113,423)

Total Liabilities & Shareholders' Equity	$631,378	$19,198

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
 For the Years Ended September 30, 2005 and September 30, 2004
and from Inception, May 1989 through September 30, 2005

			As Restated
			Inception
	30-Sep-05	30-Sep-04	to Date
General and administrative expenses:
Consulting	$373,720	$730,657	$3,126,509
Administration	145,464	149,048	3,435,043
License expense	21,777	26,289	131,309
Professional fees	51,508	50,180	386,127
Total general & administrative expenses	592,469	956,174	7,078,988

Net loss from operations	(592,469)	(956,174)	(7,078,988)

Other income (expenses):
Interest expense	(7,953)	(7,934)	(15,887)
Loss on unhedged underlying	(15,296)	0	(15,296)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(615,718)	(964,108)	(7,710,171)

Provision for income taxes	0	0	0

Net loss before extraordinary item	(615,718)	(964,108)	(7,710,171)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	(12,619)	0	(12,619)

Net loss	($628,337)	($964,108)	($7,722,790)

Basic & fully diluted net loss per common share	($0.02)	($0.04)

Weighted average of common shares outstanding:
Basic & fully diluted	31,082,723	27,352,907

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
 For the Years Ended September 30, 2005 and September 30, 2004
and from Inception, May 1989 through September 30, 2005

			As Restated
			Inception
	30-Sep-05	30-Sep-04	to Date
Operating Activities:
Net loss	($628,337)	($964,108)	($7,722,790)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	360,000	673,898	2,306,492
Depreciation expense	1,992	583	2,575
Interest expense	7,953	7,934	15,887
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	12,619	0	12,619
Loss on unhedged underlying	15,296	0	15,296
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	5,786	(19,738)	(297,963)
Net cash used by operations	(224,691)	(301,431)	(2,618,418)

Investing activities:
Purchase of office equipment	(3,581)	(3,000)	(6,581)
Net cash used by investing activities	(3,581)	(3,000)	(6,581)

Financing activities:
Issuance of common stock	49,817	212,000	2,138,356
Issuance of preferred stock	20,508	0	20,508
Issuance of note payable to shareholder	635,663	0	635,663
Subscriptions received	0	55,175	55,175
Placement fees	0	(5,518)	(1,750)
Advances from shareholders	132,875	0	172,875
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	838,863	261,657	3,252,371

Net increase (decrease) in cash during the fiscal year	610,591	(42,774)	627,372

Cash balance at beginning of the fiscal year	16,781	59,555	0

Cash balance at end of the fiscal year	$627,372	$16,781	$627,372

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2005
As Restated

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	847	1,185,153	520,000	1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	847	1,185,153	1,628,000	2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	852	1,217,564	2,094,000	3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	852	1,217,564	(1,022,767)	195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	852	1,217,564	(1,086,155)	132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	852	1,217,564	(1,218,416)	0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	852	1,217,564	(1,218,416)	0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2005
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Stock issued for mining claim	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock	50,000	500	59,874		60,374	$0.06

Stock issued for services	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-unaudited	300,038	3,001	1,905,546	(1,308,547)	600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-unaudited	300,038	3,001	1,964,214	(1,367,215)	600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-unaudited	300,038	3,001	1,992,868	(1,393,920)	601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-unaudited	300,038	3,001	2,015,618	(2,018,619)	0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2005
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-unaudited	453,573	4,536	2,668,851	(2,673,387)	0

Issued stock to purchase mining claim	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to employees	267,500	2,675	(2,675)		0	$0.00

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-unaudited	24,921,073	249,211	5,017,122	(5,265,058)	1,275

Issued stock for services	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	257,931	5,366,425	(6,130,345)	(505,989)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2005
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	$329,214	$7,115,633	($7,722,790)	($277,943)

*- Price adjusted for splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Years Ended September 30, 2005 and September 30, 2004

1.	Organization of the Company and Significant Accounting Principles

USCorp, (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. In August 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to US Corp.

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

Recent Accounting Pronouncements-

EITF 03-16: In March 2004, the EITF reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." The adoption of EITF 03-16 did not have a material impact on the financial condition or results of operations.

EITF 04-1: In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of EITF 04-1 did not have a material impact on the financial condition or results of operations.

SFAS No. 123R: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The adoption of SFAS No. 123R did not have a material impact on the financial condition or results of operations.

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
- Determine the value and recoverability of its tailings near Kingman Arizona.

3. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, note payable to shareholder and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2005 and September 30, 2004.

4. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share”to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. At September 30, 2005, there were 155,000 shares of preferred stock and 155,000 preferred warrants convertible into that were convertible into 620,000 shares of common stock, however these financial instruments have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Loss per share has been calculated as follows:

	30-Sep-05	30-Sep-04

Net loss before cumulative preferred dividend	($628,337)	($964,108)

Cumulative dividend preferred	(5,478)	0

Net loss	($633,815)	($964,108)

Weighted average	31,082,723	25,352,944

Basic & fully diluted net loss per common share	($0.02)	($0.04)

5. Related Party Transactions

During fiscal years 2005 and 2004, the Company was provided office space by the chief executive officer and majority shareholder at no cost to the Company.

In September 2003, the Company issued convertible debt at no interest to shareholders in the Company and received proceeds of $40,000. The debt matured in September 2004 and entitled the shareholders to convert the debt into 100,000 shares of common stock at an exercise price of $0.40 per share. The Company recorded a beneficial conversion feature of $3,767 as a result of the transaction and amortized the beneficial conversion feature to interest expense during fiscal year 2004. This debt and the attendant detachable warrants were extinguished by the Company in February 2005 by issuing 400,000 shares of common stock. The Company recognized a loss on the retirement of this debt of $22,619, net of tax, in the statement of operations.

During fiscal year 2005, the Company’s shareholders advanced the Company $135,606 at no interest. The Company imputed interest of 9%, based on the Company’s current borrowing rate, and recorded interest of $6,102 in the statement of operations for fiscal 2005.

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The note is unsecured and carries interest of 9%. As a result of the transaction, the Company recorded interest expense of $470 and a loss on the underlying derivative gold contract of $15,296 in the statement of operations for fiscal year 2005.

6. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. As a result of the transaction, the Company recorded interest expense of $470 and a loss on the underlying derivative gold contract of $15,296 in the statement of operations for fiscal year 2005. The loss on the underlying derivative gold contract has been calculated as follows.

Fair Value of loan payable	$651,429

Carrying value of loan payable	636,133

Loss on underlying	($15,296)

7. Property and Equipment

A summary of equipment is as follows:

	30-Sep-05	30-Sep-04

Office equipment	6,581	3,000
Accumulated depreciation	(2,575)	(583)

Net property & equipment	$4,006	$2,417

8. Issuances of Common stock

During fiscal year 2004, the Company issued 1,069,945 shares of common stock to vendors to pay outstanding invoices of $470,776.

During fiscal year 2004, the Company issued 550,000 shares of common stock and received proceeds of $212,000.

During fiscal year 2004, the Company issued 2,118,441 shares of common stock to consultants for services rendered valued at $673,898.

During fiscal year 2005, the Company issued 150,000 shares of common stock and received proceeds of $48,000.

During fiscal year 2005, the Company issued 2,840,000 shares of common stock to consultants for services rendered.

During fiscal year 2005, the Company issued 400,000 shares of common stock to creditors to settle outstanding debt.

9. Issuance of Preferred Stock

In June 2004, the Company offered a private placement of 6 million units. Each unit of the private placement contained one share of preferred stock and one warrant at a price of $0.50 per unit. The offer terminates in January 2005.

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

The preferred shares accumulate dividends at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year. The Company may elect to make payment of interest in the form of common shares. In which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

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

The Company sold 155,000 units and received net proceeds of $71,982. The company allocated $1,817 of the proceeds received to equity representing the estimated value of the preferred stock warrants.

The Company applied the Black-Scholes option pricing model to determine the fair value of the detachable preferred stock warrants issued in fiscal year 2005. The following assumptions were used in the model. The dividend yield is 0%, volatility is 20%, and a risk-free interest rate of 2%. The fair values generated by the Black-Scholes model may not be indicative of the future values, if any, that may be received by the warrant holder.

The following is a summary of preferred stock warrants outstanding at September 30, 2005.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.50	1.29

The preferred stock warrants are convertible into 310,000 shares of common stock.

10. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Sep-05	30-Sep-04

Net loss before provision for income taxes	($592,469)	($964,108)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,111,196)	(1,870,653)
Allowance for recoverability	2,111,196	1,870,653
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,111,196	$1,870,653
Allowance for recoverability	(2,111,196)	(1,870,653)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Restatement

Subsequent to the issuance of the report for fiscal 2004, management determined that the mining claim asset acquired in 2002 should have been impaired in the year it was acquired because the estimate of the future cash flows discounted to the present could not be reasonably estimated nor assured. The restatement affected total assets and total shareholders’ deficit as follows:

	As Restated	As Reported

Total Assets	$30,099	$2,479,565
Shareholders' Deficit	($62,672)	$2,386,794

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

Item 8B. Other Information

In October 2004 the shareholders approved a new class of Common Stock, 250,000,000 shares of $.001 par value Series B Common Stock. Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series of $.001 par value common stock in the amount of 250,000,000 shares.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position Held
Robert Dultz	64	Chief Executive Officer, acting Chief Financial Officer and Chairman
Larry Dietz	58	President and Director
Spencer Eubank	53	Secretary, Treasurer and Director
Carl W. O'Baugh	74	Director
Judith Ahrens	65	Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2005

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

Larry Dietz, The Company’s President and Director since January 2002, and has a 20-year association with the Twin peaks property and is former President of a prior corporate owner of the Twin Peaks claims. He served as President of Dietz and Associates, a mining consultancy, since 1982 and He is an expert in Arizona’s geology. Dietz authored the Arizona Mineral Industry Location System, a database identifying all known mineral occurrences in the state. He is Registered Expert Witness with the Technical Advisory Services for Attorneys. Associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz currently works full time for PacificCare at the Arizona State Retirement System. He devotes less than 5% of his time to USCorp

Spencer Eubank, the Company’s Secretary-Treasurer and a Director since January 2002. Mr. Eubank has served on the boards of several publicly traded companies. He has a 15-year association with the Twin Peaks property and since 2000 has been a shareholder and consultant to corporate owners of the claims. As an individual he is a former owner of 97 of the claims which make up the Twin Peaks property. Mr. Eubank spends in excess of 90% of his time working for USCorp on a consulting basis.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz (1) c/o USCorp,	7,595,525	23.07%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Dultz Family Trust, Robert Dultz Trustee (1) c/o USCorp,	10,000,000	30.38%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Larry Dietz (1) c/o USCorp,	51,000	0.15%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Spencer Eubank (1) c/o USCorp,	446,250	1.36%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Carl O’Baugh (1) c/o USCorp,	50,250	0.15%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Judith Ahrens (1) c/o USCorp,	50,000	0.15%
	4535 W. Sahara Ave., Suite 204,
	Las Vegas, NV 89102

Common	Officers, Directors and Affiliates as a group	18,193,025	55.26%
	(6 individuals)

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, L.L.C. for the reports covering fiscal 2004 and 2005 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company's management; and discussed with Donahue Associates, L.L.C., independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2004 and September 30, 2005 for professional services rendered by Donahue Associates, L.L.C. for the audit of the Company’s financial statements were $1,750 for fiscal 2004 and $2,500 and $2,550 for audit and quarterly review of interim financial statements filed on Form 10QSB, respectively, for fiscal 2005.

The aggregate fees billed during the last two fiscal years for professional services rendered by Henry Schiffer, C.P.A. for the audit of the Company’s financial statements for the fiscal year ended September 30, 2004 and for his review of financial statements included in the Company’s Form 10-QSB’s during the last two fiscal years ended September 30, 2004 and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $4,000 for fiscal 2004 and $5,000 for fiscal 2002.

Audit-Related Fees

Donahue Associates, L.L.C. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Henry Schiffer, C.P.A. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since March 19, 2005 Donahue Associates, L.L.C. has not provided any professional services for tax compliance, tax advice and tax planning.

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

USCORP.

Dated: December 15, 2005	By:	/s/ Larry Dietz
Larry Dietz
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief	December 15, 2005
Robert Dultz	Executive Officer

/s/ Larry Dietz	President and Director	December 15, 2005
Larry Dietz

/s/ Carl O'Baugh	Vice President and Director	December 15, 2005
Carl O'Baugh

/s/ Spencer Eubank	Secretary Treasurer and Director	December 15, 2005
Spencer Eubank	and Acting Chief Financial Officer

/s/ Judith Ahrens	Director	December 15, 2005
Judith Ahrens