Form 10QSB/A
period 2005-06-30
USCORP
filed 2005-12-27
CIK 873185

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

***

Explanatory Note: This amendment Number 2 to the quarterly reports on Form 10-QSB/A for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005 is being filed in order to delete references to “reserves” and “development”, to correct the misuse of the term “option” in relation to the Company’s acquisition of the Kingman Area Claims; to expand the disclosures in Management’s Discussion and Analysis or Plan of Operation, and in the Notes to the Consolidated Financial Statements.

This 10-QSB/A also amends the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the years ending September 30, 2004 and 2003 in that the mining rights have been impaired and expensed.

This amended report on form 10-QSB/A is being filed to include the exhibits that were inadvertently not included with the previous filing.

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