Form 10KSB/A
period 2004-09-30
USCORP
filed 2005-12-30
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

***

Explanatory Note: This amendment Number 3 to the annual report on Form 10-KSB/A for fiscal year ended September 30, 2004 is being filed to include the certifications that were inadvertently not included with the previous filing.

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
Date: December 30, 2005

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