Form 10KSB/A
period 2005-09-30
USCORP
filed 2005-12-30
CIK 873185

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

Explanatory Note: This amendment Number 1 to the annual report on Form 10-KSB/A for fiscal year ended September 30, 2005 is being filed to include the certifications that were inadvertently not included with the previous filing.

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

USCORP.

Dated: December 30, 2005	By:	/s/ Larry Dietz
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