Form 10QSB
period 2005-12-31
USCORP
filed 2006-02-10
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended December 31, 2005

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____ to _______

Commission File Number 000-19061

USCORP

(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4535 W. SAHARA AVE. SUITE 204
Las Vegas, NV 89102

(Address of principal executive offices)

(702) 933-4034

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

YES ☒ NO ☐

As of December 31, 2005, the Registrant had 33,756,461 shares of Common Stock, par value $.01, outstanding.

USCORP

PART I FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
Certified Public Accountants

27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

February 8, 2006

The Shareholders
USCorp

We have compiled the accompanying financial statements of USCorp for the quarters ending December 31, 2005 and December 31, 2004. These financial statements have been prepared in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statement information that is the representation of management. Our compilation in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. We have not audited or reviewed any of the projections, assumptions, or estimates used in compiling the projected financial statements and, accordingly, do not express an opinion or any form of assurance on them.

/s/: Donahue Associates LLC
Monmouth Beach, NJ
February 7, 2006

USCorp
(an Exploration Stage Company)
Balance Sheet
As of December 31, 2005 and September 30, 2005

	Unaudited
ASSETS	31-Dec-05	30-Sep-05

Current assets:
Cash	$503,280	$627,372
Total current assets	503,280	627,372

Other assets:
Equipment- net	4,637	4,006
Total assets	$507,917	$631,378

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$51,371	$52,121
Note payable to shareholder	0	0
Subscriptions payable-net	0	0
Total current liabilities	51,371	52,121

Note payable- shareholder	705,378	651,429
Advances payable shareholders	68,436	135,606

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 100,000,000 shares, issued and outstanding, 32,921,461 shares at September 30, 2005
and 33,756,461 at December 31, 2005	337,564	329,214
Additional paid in capital	7,182,433	7,115,633
Accumulated deficit	(7,907,430)	(7,722,790)
Total shareholders' equity	(387,433)	(277,943)
Total Liabilities & Shareholders' Equity	$507,917	$631,378

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statements of Operations
For the Quarters Ended December 31, 2005 and December 31, 2004
and from Inception, May 1989 through December 31, 2005

	3 Months	3 Months	Inception
	31-Dec-05	31-Dec-04	to Date
General and administrative expenses:
Consulting	$89,862	$41,724	$3,216,371
Administration	28,064	40,708	3,463,107
License expense	0	0	131,309
Professional fees	10,450	5,880	396,577
Total general & administrative expenses	128,376	88,312	7,207,364
Net loss from operations	(128,376)	(88,312)	(7,207,364)

Other income (expenses):
Interest expense	(16,735)	(898)	(32,622)
Loss on unhedged underlying	(39,529)	0	(54,825)
Loss on mining claim	0	0	(600,000)
Net loss before provision for income taxes	(184,640)	(89,210)	(7,894,811)

Provision for income taxes	0	0	0
Net loss before extraordinary item	(184,640)	(89,210)	(7,894,811)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	0	(12,619)

Net loss	($184,640)	($89,210)	($7,907,430)

Basic & fully diluted net loss per common share	($0.01)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	33,508,714	29,549,041

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December, 2005
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
From Inception, May 1989 to December 31, 2005
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
From Inception, May 1989 to December 31, 2005
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2005
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39
Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44
Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32
Net loss for the fiscal year				(964,108)	(964,108)
Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32
Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13
Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14
Issuance of warrants	2		1,817		1,817
Net loss for the fiscal year				(628,337)	(628,337)
Balance at September 30, 2005	32,921,461	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	835,000	8,350	66,800		75,150	$0.09
Net loss for the period				(184,640)	(184,640)
Balance at December 31, 2005	33,756,461	$337,564	$7,182,433	($7,907,430)	($387,433)

*- Price adjusted for splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Unaudited Statements of Cash Flows
For the Quarters Ended December 31, 2005 and December 31, 2004
and from Inception, May 1989 through December 31, 2005

	3 Months	3 Months	Inception
	31-Dec-05	31-Dec-04	to Date
Operating Activities:
Net loss	($184,640)	($89,210)	($7,907,430)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	75,150	32,000	2,381,642
Depreciation expense	373	252	2,948
Interest expense	16,735	898	32,622
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	0	12,619
Loss on unhedged underlying	39,529	0	54,825
Changes in other operating assets and liabilities :			0
Accounts payable and accrued expenses	(750)	750	(298,713)
Net cash used by operations	(53,603)	(55,310)	(2,672,021)

Investing activities:
Purchase of office equipment	(1,004)	0	(7,585)
Net cash used by investing activities	(1,004)	0	(7,585)

Financing activities:
Issuance of common stock	0	48,000	2,138,356
Issuance of preferred stock	0	0	20,508
Issuance of note payable to shareholder	0	0	635,663
Subscriptions received	0	15,168	55,175
Placement fees	0	(3,768)	(1,750)
Advances paid shareholders	(69,485)	0	103,390
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	(69,485)	59,400	3,182,886

Net increase (decrease) in cash during the fiscal year	(124,092)	4,090	503,280

Cash balance at beginning of the fiscal year	627,372	16,781	0
Cash balance at end of the fiscal year	$503,280	$20,871	$503,280

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended December 31, 2005 and December 31, 2004

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

Shareholder Loans Payable- The Company applies Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Debt Issued with Beneficial Conversion Features. EITF No. 98-5 requires that a beneficial conversion feature be recognized upon the issuance of the debt with a favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

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

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. At December, 2005, there were 155,000 shares of preferred stock and 155,000 preferred warrants convertible into that were convertible into 620,000 shares of common stock, however these financial instruments have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Loss per share has been calculated as follows:

	31-Dec-05	31-Dec-04

Net loss before cumulative preferred dividend	($184,640)	($89,210)

Cumulative dividend preferred	(7,432)	0
Net loss	($192,072)	($89,210)

Weighted average	33,508,714	25,352,944
Basic & fully diluted net loss per common share	($0.01)	($0.00)

4.	Related Party Transactions

During Q1 2006 the Company was provided office space by the chief executive officer and majority shareholder.

During Q1 2006 the Company repaid a total of $69,485 of advances from shareholders including a $30,000 bridge loan from a shareholder. The Company imputed interest of 9% on the outstanding advance balance based on the Company’s current borrowing rate, and recorded interest of $2,315 in the statement of operations for Q1 2006.

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The note is unsecured and carries interest of 9%. As a result of the transaction, the Company recorded interest expense of $14,420 and a loss on the underlying derivative gold contract of $39,526 in the statement of operations for Q1 2006.

5.	Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. As a result of the transaction, the Company recorded interest expense of $14,420 and a loss on the underlying derivative gold contract of $39,526 in the statement of operations for Q1 2006. The loss on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$650,550
Fair value of loan	705,375
Life to date loss on unhedged underlying derivative	$54,825

6.	Property and Equipment

A summary of equipment is as follows:

	31-Dec-05	30-Sep-05

Office equipment	$7,585	$6,581
Accumulated depreciation	(2,948)	(2,575)
Net property & equipment	$4,637	$4,006

7.	Issuances of Common stock

During Q1 2006, the Company issued 835,000 shares of common stock to consultants for services and recorded consulting fees in the statement of operations of $75,150.

8.	Warrants Outstanding

At December 31, 2005, common stock warrants outstanding were comprised as follows:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2005	155,000
Issued	0
Outstanding at December 31, 2005	155,000	$0.50	1.04

9.	Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Dec-05	31-Dec-04

Net loss before provision for income taxes	($128,376)	($88,312)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,163,316)	(1,518,301)
Allowance for recoverability	2,163,316	1,518,301
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,163,316	$1,518,301
Allowance for recoverability	(2,163,316)	(1,518,301)
Deferred tax benefit	$0	$0

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

The Company is an "exploration stage" company. During period ended December 31, 2005, the Company's operations centered on completing exploration of USMetals' mining property known as the Twin Peaks Mine, Southwest’s mining property known as the Chocolate Mountain Region claims, and its mining property known as the Kingman Area Mine Tailings. During the period, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued exploration of the Company's mining properties, maintenance of the Company's website, legal, accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration of USMetals' and Southwest’s mining properties and related acquisition costs. The annual payment to the Bureau of Land Management (BLM) for the 172 claims owned by the Registrant is $125 per claim effective September 1, 2004.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2005.

OVERVIEW

The Company is an “exploration stage" company. During fiscal quarter ended December 31, 2005, the Company's activities centered on the exploration of USMetals' mining property known as the Twin Peaks Mine; the exploration of Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California; and the exploration of the Kingman area tailings. During the quarter, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company's mining properties, legal and accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties and expansion and maintenance of the Company's website. The annual maintenance fee payment for the 172 claims owned by the Registrant was $125 per claim for a total of $21,500.

All of the Company's mining business activities are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc. Upon adequate funding International Energy Resources, Inc. has agreed to continue to supervise and direct the work of the Twin Peaks Mine Project Team.

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

Under the terms of the acquisition, the Company gave each of the two sellers the choice to accept 50,000 shares of the Company’s common stock at any time within a two year period in exchange for waiving the Company’s obligation to commence gold production within two years of the acquisition.

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation. These claims consist of one 20 acre lode claim and one 40 acre placer claim. The placer claim covers and includes the underlying lode claim. In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company is obligated to commence production on these claims within two years with the former owners entitled to receive 30% of all net smelter returns of gold, whether paid in cash or in kind.

Under the terms of the acquisition, the Company gave the former owners of the claims the choice to accept 250,000 shares of the Company’s common stock at any time within a two year period in exchange for waiving the Company’s obligation to commence production on these claims within two years. The former owners choose to accept the 250,000 shares of stock on March 23, 2005.

MANAGEMENT'S DEVELOPMENT PLANS

In order to improve operations and liquidity and meet its cash flow needs, the company has or intends to do the following:

-	Secure additional equity financing needed to accomplish corporate goals from private sources and institutional funds, nationally and internationally;

-	Complete acquisitions of other potential producing properties in the region surrounding the Twin Peaks Mine and in other areas of Arizona, California and Nevada;

-	Establish a corporate office in Arizona, a field office on or near the Twin Peaks Mine site and an office centrally located near the financial markets of Southern California;

-	Development of the Twin Peaks Mine, the Chocolate Mountain Region Claims, and the Kingman Area Tailings by implementing a comprehensive exploration program of the entire group of 170 claims;

-	Complete Twin Peaks Mine and Chocolate Mountain Region Claims, and the Kingman Area Tailings ore testing programs in order to determine the best mining methods and recovery rates;

-	Retain an environmental consulting firm to design post-production reclamation programs;

-	Complete bankable feasibility studies meeting SEC standards for placing the true reserve value of existing claims on the financial statements; and

-	Complete, file and secure approvals of major Mining Plans of Operations with the U.S. Bureau of Land Management (BLM).

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2006.

Discussion of Financial Condition.

As of December 31, 2005 the Company had total assets of $ with total liabilities of $507,917. The company has incurred a net loss of approximately $184,640 for the three months ended December 31, 2005.

During the quarter the Company added an additional geologist to its Exploration Team, Robert Cameron, PhD. On behalf of the Company Dr. Cameron applied for and secured approval from the BLM for a test drilling program on the Company’s Kingman Area Tailings. We expect to implement this program during the first calendar quarter of 2006. In addition Management has acquired and implemented office systems upgrades in preparation for completing exploration of the Company’s properties.

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

USCORP

By:   /s/ ROBERT DULTZ

Robert Dultz
Chief Executive Officer

By:  /s/ SPENCER EUBANK

Spencer Eubank
Secretary-Treasurer and Acting Chief Financial Officer
Date: February 7, 2006