Form 10QSB
period 2006-03-31
USCORP
filed 2006-05-15
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended March 31, 2006

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _____ to _______

Commission File Number 000-19061

USCORP

(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4535 W. SAHARA AVE., SUITE 204
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
YES ☒ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) YES ☐ NO ☒

As of May 10, 2006, the Registrant had 34,056,459 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Independent Auditors Report
Consolidated Balance Sheet as of March 31, 2006 and September 30, 2005 (unaudited)	4
Consolidated Statements of Operations for the Six Months & Quarter Ended March 31, 2006 and March 31, 2005 and from Inception, May 1989 through March 31, 2006 (unaudited)	5
6
Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2006 and March 31, 2005 and from Inception, May 1989 through March 31, 2006 (unaudited)	10
Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2006 as restated
Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	20

PART II – OTHER INFORMATION

Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
Certified Public Accountants

27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

May 11, 2006

The Shareholders
USCorp

We have compiled the accompanying financial statements of USCorp for the quarters ending March 31, 2006 and March 31, 2005. These financial statements have been prepared in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/: Donahue Associates LLC Monmouth Beach, NJ May 11, 2006

USCorp.
(an Exploration Stage Company)
Consolidated Balance Sheet
As of March 31, 2006 and September 30, 2005

	Unaudited
ASSETS	31-Mar-06	30-Sep-05

Current assets:
Cash	$302,778	$627,372

Total current assets	302,778	627,372

Other assets:
Equipment- net	4,014	4,006

Total assets	$306,792	$631,378

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$52,121	$52,121
Total current liabilities	52,121	52,121

Note payable- shareholder	790,625	651,429
Advances payable shareholders	0	135,606

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 300,000,000 shares, issued and outstanding, 32,921,431 shares at September 30, 2005
and 34,056,459 at March 31, 2006	340,564	329,214
Additional paid in capital	7,206,433	7,115,633
Accumulated deficit	(8,153,116)	(7,722,790)
Total shareholders' equity	(606,119)	(277,943)

Total Liabilities & Shareholders' Equity	$306,792	$631,378

See the accompanying notes to the consolidated financial statements.

USCorp.
(an Exploration Stage Company)
Unaudited Consolidated Statements of Operations
For the Six Months & Quarter Ended March 31, 2006 and March 31, 2005
and from Inception, May 1989 through March 31, 2006

	6 Months 31-Mar-06	6 Months 31-Mar-05	3 Months 31-Mar-06	3 Months 31-Mar-05	Inception to Date

General and administrative expenses:
Consulting	$136,229	$54,189	$46,367	$13,481	$3,262,738
Administration	136,934	79,624	108,870	79,624	3,571,977
License expense	590	45	590	(5,835)	131,899
Professional fees	14,334	6,830	3,884	(81,482)	400,461
Total general & administrative expenses	288,087	140,688	159,711	5,788	7,367,075

Net loss from operations	(288,087)	(140,688)	(159,711)	(5,788)	(7,367,075)

Other income (expenses):
Interest expense	(31,639)	(2,394)	(14,904)	(2,394)	(47,526)
Loss on unhedged underlying	(110,600)	0	(71,071)	0	(125,896)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(430,326)	(143,082)	(245,686)	(8,182)	(8,140,497)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(430,326)	(143,082)	(245,686)	(8,182)	(8,140,497)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	(24,000)	0	0	(12,619)

Net loss	($430,326)	($167,082)	($245,686)	($8,182)	($8,153,116)

Basic & fully diluted net loss per common share	($0.01)	($0.01)	($0.01)	($0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	33,704,831	29,827,647	33,904,776	30,113,034

See the accompanying notes to the consolidated financial statements.

USCorp.
(an Exploration Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2006 and March 31, 2005
and from Inception, May 1989 through March 31, 2006

	31-Mar-06	31-Mar-05	Inception to Date

Operating Activities:
Net loss	($430,326)	($167,082)	($8,153,116)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	102,150	64,200	2,408,642
Depreciation expense	996	893	3,571
Interest expense	28,596	2,394	44,483
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	24,000	12,619
Loss on unhedged underlying	110,600	0	125,896
Changes in other operating assets and liabilities :	0
Accounts payable and accrued expenses	0	(32,499)	(297,963)
Net cash used by operations	(187,984)	(108,094)	(2,806,402)

Investing activities:
Purchase of office equipment	(1,004)	(3,581)	(7,585)
Net cash used by investing activities	(1,004)	(3,581)	(7,585)

Financing activities:
Issuance of common stock	0	48,000	2,138,356
Issuance of preferred stock	0	27,843	20,508
Issuance of note payable to shareholder	0	0	635,663
Subscriptions received	0	0	55,175
Placement fees	0	(5,518)	(1,750)
Advances received (paid) shareholder	(135,606)	29,433	37,269
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	(135,606)	99,758	3,116,765

Net increase (decrease) in cash during the fiscal year	(324,594)	(11,917)	302,778

Cash balance at beginning of the fiscal year	627,372	16,781	0

Cash balance at end of the current quarter	$302,778	$4,864	$302,778

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the accompanying notes to the consolidated financial statements.

USCorp.
(an Exploration Stage Company)
Statement of Consolidated Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2006
As Restated

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

See the accompanying notes to the consolidated financial statements
*Adjusted for stock splits

USCorp.
(an Exploration Stage Company)
Statement of Consolidated Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2006
As Restated
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

See the accompanying notes to the consolidated financial statements

*Adjusted for stock splits

USCorp.
(an Exploration Stage Company)
Statement of Consolidated Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2006
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

See the accompanying notes to the consolidated financial statements

*Adjusted for stock splits

USCorp.
(an Exploration Stage Company)
Statement of Consolidated Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2006
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	1,135,000	11,350	90,800		102,150	$0.09

Net loss for the period				(430,326)	(430,326)

Balance at March 31, 2006	34,056,459	$340,564	$7,206,433	($8,153,116)	($606,119)

See the accompanying notes to the consolidated financial statements

*Adjusted for stock splits

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

1.	Organization of the Company and Significant Accounting Principles

USCorp. (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. In August 1997, the Company changed its name to Santa Maria Resources, Inc. In September 2000, the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to US Corp.

In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of Company common stock. US Metals became a wholly owned subsidiary of the Company.

The Company, through its wholly-owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly-owned, subsidiary Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims, and 1 Placer and 1 Lode claim which the Company refers to as the Kingman Area Claims, near Kingman, Arizona. As announced by the Company on May 5, 2006, based on the exploration and test results, the Company has determined that it is not economically viable to pursue exploration or development of this property any longer. Accordingly, due to certain conditions of the acquisition not being met, title to the claims has reverted back to prior claim holder.

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

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

1.	Organization of the Company and Significant Accounting Principles (Cont.)

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

Mineral Properties- The Company is an exploration stage company. Costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the claims groups are expensed to the Statement of Operations. Costs to conduct exploration and assay work that does not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved sites are expensed to the statement of operations. Potential mineral properties are periodically assessed for impairment of value and a loss will be recognized at the time of impairment.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no business operations and continues to rely on the issuance of shares to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

2. Going Concern (Cont.)
- Raise capital to complete the Company’s mining plan of operations.
- Complete exploration and drilling on claims of the Twin Peaks Mine in the Eureka Mining District of Arizona and Chocolate Mountain Region Claims in the Mesquite Mining District of California.
- Complete testing, reports and feasibility studies on the Twin Peaks Mine in the Eureka Mining District of Arizona and Chocolate Mountain Region Claims in the Mesquite Mining District of California; and
- Bring the Twin Peaks Mine in the Eureka Mining District of Arizona and Chocolate Mountain Region Claims in the Mesquite Mining District of California to full-scale commercial mining.

3. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. At March 31, 2006, there were 155,000 shares of preferred stock and 155,000 preferred warrants convertible into that were convertible into 620,000 shares of common stock, however these financial instruments have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Loss per share has been calculated as follows:

	31-Mar-06	31-Mar-05
Net loss before cumulative preferred dividend	($430,326)	($167,082)
Cumulative dividend preferred	(9,342)	0
Net loss	($439,668)	($167,082)
Weighted average	33,704,831	29,827,647
Basic & fully diluted net loss per common share	($0.01)	($0.01)

4. Related Party Transactions

During the six months ended March 31, 2006 and March 31, 2005, the Company was provided office space by the chief executive officer and majority shareholder.

During the six months ended March 31 2006, the Company repaid $135,606 of advances from a shareholder. The Company imputed interest of 9% on the outstanding advance balance based on the Company’s current borrowing rate, and recorded interest of $3,043 in the statement of operations.

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

4. Related Part Transactions (Cont.)
In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The note is unsecured and carries interest of 9%. As a result of the transaction, the Company recorded interest expense of $28,596 and a loss on the underlying derivative gold contract of $110,600 in the statement of operations for the six months ended March 31, 2006.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. As a result of the transaction, the Company recorded interest expense of $28,596 and a loss on the underlying derivative gold contract of $110,600 in the statement of operations for the first six months of fiscal year 2006. The loss on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$664,729
Fair value of loan	790,625
Life to date loss on unhedged underlying derivative	$125,896

6. Property and Equipment

A summary of equipment is as follows:

	31-Mar-06	30-Sep-05
Office equipment	$7,585	$6,581
Accumulated depreciation	(3,571)	(2,575)
Net property & equipment	$4,014	$4,006

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

7. Issuances of Common stock

During the first six months of fiscal year 2006, the Company issued 1,135,000 valued at $.09 per share for a total value of $102,150: 835,000 shares of common stock to consultants for services, 300,000 shares were issued to the former owners of the Chocolate Mountain Region Claims in exchange for waiving any time limit to develop the property.

Subsequent to the date of this report the Company has issued to a European Fund 5,000,000 Class B non-voting Common Shares of a 25,000,000 share commitment of a 250,000,000 share private placement under Regulation S. Under Regulation S these shares will trade outside of the United States. The European fund has listed these shares on the Open Market (Freiverkehr) of the Frankfurt Exchange in Germany. The Company expects to receive 0.068 Euros per share upon consummation of the private placement.

8. Warrants Outstanding

At March 31, 2006, common stock warrants outstanding were comprised as follows:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at September 30, 2005	155,000
Issued	0
Outstanding at March 31, 2006	155,000	$0.50	0.79

USCorp.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 2006 and March 31, 2005

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Mar-06	31-Mar-05
Net loss before provision for income taxes	($288,087)	($140,688)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(2,228,159)	(1,539,566)
Allowance for recoverability	2,228,159	1,539,566
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,228,159	$1,539,566
Allowance for recoverability	(2,228,159)	(1,539,566)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10. Subsequent Events

On April 21, 2006 USCorp increased the number authorized common class A shares from 300,000,000 to 550,000,000 shares by amendment to the articles of incorporation.

As announced by the Company on May 5, 2006, based on the exploration and test results, the Company has determined that it is not economically viable to pursue exploration or development of the Kingman Area Tailings any longer. Accordingly, due to certain conditions of the acquisition not being met, title to the claims has reverted back to prior claim holder.

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

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the mining industry, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

OVERVIEW

The Company is an "exploration stage" company. During period ended March 31, 2006, the Company's operations centered on completing exploration of USMetals' mining property known as the Twin Peaks Mine, Southwest’s mining property known as the Chocolate Mountain Region claims, and its mining property known as the Kingman Area Mine Tailings. During the period, the Company did not engage in any commercially viable operations and realized no revenues from operations. The annual operating costs incurred to date were primarily for the continued exploration of the Company's mining properties, obtaining permits and approvals, maintenance of the Company's website, legal, accounting costs in conjunction with the Company's general and administrative expenses in anticipation of completing exploration of USMetals' and Southwest’s mining properties and related acquisition costs. The annual payment to the Bureau of Land Management (BLM) for the claims owned by the Registrant is $125 per claim effective September 1, 2004.

All of the Company's mining business activities are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc.

The Company, through its wholly-owned subsidiary, USMetals, owns 141 unpatented contiguous mining claims totaling 2,820 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. Previous owners started acquisition of this claim group in the early 1940's and by the mid-1980's the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.
Impairment Expense

We acquired the Twin Peaks Mine asset in 2002 and have been conducting limited exploration work on it for four years, with the goal of commencing mineral production. Exploration activities have confirmed the presence of mineralization on this property. However, we have not commenced mining activities due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to complete a bankable feasibility study and proceed with our plans to commence mining activity. We believe with proper funding, the portions of the Twin Peaks property which have been more extensively explored could result in a value in excess of $200,000,000 per independent estimates of prior geochemical evaluations and geological studies.

We need $20 million to achieve a commercial level of mining on the Company’s properties. We have prepared plans for completion of bankable feasibility studies and test production programs on our properties that require smaller amounts of capital. We are seeking equity or debt financing in Europe, North America and Asia via private placement, working interest joint venture, and/or gold bullion loans.

Chocolate Mountain Region Claims Acquisition

On June 15, 2004 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on May 29, 2004, the Company concluded the acquisition of an aggregate of 29 additional gold mining claims located in Imperial County, California from two individuals. In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners whereby the Company was obligated to commence production on these claims with the former owners entitled to receive 20% of all net returns of gold, whether paid in cash or in kind. Further, in the event that the Company subsequently sells the claims, then the sellers will be entitled to receive 20% of the proceeds of such sale.

The Company gave each of the two sellers 150,000 shares of the Company’s common stock in exchange for waiving the Company’s obligation to commence gold production within any time period. The Company now has unencumbered rights to explore and develop these properties at any time without risk of the claims reverting to their prior owners.

Kingman Area Tailings Acquisition

On February 14, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation. These claims consist of one 20 acre lode claim and one 40 acre placer claim. The placer claim covers and includes the underlying lode claim. In lieu of cash payment for the claims the Company entered into what is essentially a joint venture with the former owners entitling them o receive a minority percentage of all net returns of gold, after expenses, whether paid in cash or in kind.

As announced by the Company on May 5, 2006, based on the exploration and test results, the Company has determined that it is not economically viable to pursue exploration or development of this property any longer. Accordingly, due to certain conditions of the acquisition not being met, title to the claims has reverted back to prior claim holder. Subsequent to the date of this report the 250,000 shares issued in connection with this acquisition were cancelled and returned to the treasury.

MANAGEMENT'S EXPLORATION PLANS

In order to improve operations and liquidity and meet its cash flow needs, the Company has or intends to do the following:

- Secure additional equity or debt financing needed to accomplish corporate goals from private sources and institutional funds, nationally and internationally;

- Complete acquisitions of other potential producing properties in regions near our present Twin Peaks Mine, our California properties and in other areas of Arizona, California and Nevada;

- Establish a corporate office in Arizona, field offices on or near the Company’s properties in California and Arizona and an office centrally located near the financial markets of Southern California;

- Complete exploration of the Twin Peaks Mine, and Chocolate Mountain Region Claims, in order to determine reserves, the best mining methods and recovery rates by implementing a comprehensive exploration program on all claims owned by the Company;

- Retain an environmental consulting firm to design post-production reclamation programs;

- Complete bankable feasibility studies meeting SEC standards for placing the true reserve value of existing claims on the financial statements;

- Complete, file and secure approvals for drilling, reclamation and Mining Plans of Operations with the U.S. Bureau of Land Management (BLM); and

- Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

As a result of these plans, management believes that it will generate sufficient cash flows to meet its obligations in 2006. On April 27, 2006, the Company signed a term sheet with Dutchess Capital Management, LLC providing for an equity line of credit of up to $10,000,000. The Company anticipates executing definitive documents for the equity line in its third fiscal quarter of 2006. However, no assurances can be given that such definitive documents will be executed.

Discussion of Financial Condition.

As of March 31, 2006 the Company had total assets of $306,792 with total liabilities of $52,121. The Company has incurred a net loss of approximately $430,326 for the three months ended March 31, 2006.

During the quarter, the Company implemented a test drilling program on the Company’s Kingman Area Tailings as announced in a press release dated March 21, 2006. In addition management has continued to acquire and implement office systems upgrades in preparation for completing exploration and mining permitting of the Company’s properties.

The Company will require significant additional funds in order to complete exploration of the Twin Peaks Mine and its other properties. Subsequent to the date of this report the Company has entered into a term sheet with Dutchess Capital Management, LLC providing for an equity line of credit of up to $10,000,000.  Based upon available cash on hand, management is of the opinion that, without additional financing, the Company will have adequate funds available to meet its cash needs for the next three (3) months, and through the remainder of the current fiscal year.  Thereafter, it will need to secure additional funds in order to continue its operations.

Subsequent to the date of this report the Company has issued to a European Fund 5,000,000 Class B non-voting Common Shares of a 25,000,000 share commitment of a 250,000,000 share private placement under Regulation S. Under Regulation S these shares will only trade outside of the United States. The European fund has listed these shares on the Open Market (Freiverkehr) of the Frankfurt Exchange in Germany. The Company expects to receive 0.068 Euros per share upon consummation of the private placement.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no legal proceedings against the company at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period.

Item 5. Other Information.

On October 29, 2003 we announced a non-binding letter of intent to acquire International Energy and Resources, Inc. (“IERI”), and on March 12, 2004 we announced an extension to that Letter of Intent. The non-binding letter of intent has been cancelled by all parties. IERI was recently acquired by another corporation. We are discussing with IERI’s new parent corporation, U.S. American Resources, Inc., possible mining-related business operations.

On July 14, 2004 we announced consulting agreements with Victor Asai and Glenn Martin. Mr. Asai and Mr. Martin are no longer providing consulting services to the Company. Both men remain shareholders of USCorp.

On January 31, 2005, we filed an 8-K with the SEC and issued a press release announcing a Letter of Intent to acquire a private Arizona corporation which owned mining claims near Kingman, Arizona. We did not acquire this corporation; instead we acquired the claims from the corporation.

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

USCORP

By: /s/ ROBERT DULTZ
Robert Dultz Chairman and Chief Executive Officer Dated: May 12, 2006

By: /s/ SPENCER EUBANK
Spencer Eubank Secretary-Treasurer and Acting Chief Financial Officer Date: May 12, 2006