Form 10QSB
period 2006-06-30
USCORP
filed 2006-08-14
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2006

or

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

As of August 11, 2006, the Registrant had 33,806,461 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2005 June 30, 2006 and September 30, 2005 (unaudited)	3
Consolidated Statements of Operations for the ThreeNine Months & Quarter Ended December 31, 2005 June 30, 2006 and June 30, 2005 and from Inception, May 1989 through June 30, 20062004 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2005June 30, 2006 and June 30, 2005 and from Inception, May 1989 through June 30, 2006 (unaudited)	5
Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2006	6
Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

USCorp.
(an Exploration Stage Company)
Balance Sheet
 As of June 30, 2006 and September 30, 2005

	Unaudited
	30-Jun-06	30-Sep-05
ASSETS

Current assets:
Cash	$170,109	$627,372

Total current assets	170,109	627,372

Other assets:
Equipment- net	3,384	4,006

Total assets	$173,493	$631,378

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$56,685	$52,121
Total current liabilities	56,685	52,121

Note payable- shareholder	846,794	651,429
Advances payable shareholders	0	135,606

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;10% stated dividend, stated value $0.50, 10,000,000 shares authorized,no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 800,000,000 shares,issued and outstanding, 32,921,431 shares at September 30, 2005 and 34,056,459 at June 30, 2006	330,099	329,214
Additional paid in capital	7,194,398	7,115,633
Accumulated deficit	(8,324,648)	(7,722,790)
Total shareholders' equity	(800,151)	(277,943)

Total Liabilities & Shareholders' Equity	$173,493	$631,378

See the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
 Unaudited Statements of Operations
 For the Nine Months & Quarter Ended June 30, 2006 and June 30, 2005
and from Inception, May 1989 through June 30, 2006

	9 Months	9 Months	3 Months	3 Months	Inception
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05	to Date
General and administrative expenses:
Consulting	$142,470	$314,765	$6,241	$260,576	$3,268,979
Administration	223,622	94,831	86,688	15,207	3,658,665
License expense	590	245	0	200	131,899
Professional fees	32,204	9,230	17,870	2,400	418,331
Total general & administrative expenses	398,886	419,071	110,799	278,383	7,477,874

Net loss from operations	(398,886)	(419,071)	(110,799)	(278,383)	(7,477,874)

Other income (expenses):
Interest expense	(47,354)	(2,660)	(15,715)	(266)	(66,284)
Loss on unhedged underlying	(155,618)	0	(45,018)	0	(167,871)
(Loss) gain on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(601,858)	(421,731)	(171,532)	(278,649)	(8,312,029)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(601,858)	(421,731)	(171,532)	(278,649)	(8,312,029)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	(24,000)	0	0	(12,619)

Net loss	($601,858)	($445,731)	($171,532)	($278,649)	($8,324,648)

Basic & fully diluted net loss per common share	($0.02)	($0.01)	($0.01)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	33,813,281	30,577,709	33,904,776	32,088,017

See the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Unaudited Statements of Cash Flows
 From Inception, May 1989 to June 30, 2006

			Inception
	30-Jun-06	30-Jun-05	to Date
Operating Activities:
Net loss	($601,858)	($445,731)	($8,324,648)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	79,650	312,500	2,386,142
Depreciation expense	1,626	1,439	4,201
Interest expense	39,747	2,660	55,634
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	24,000	12,619
Loss on unhedged underlying	155,618	0	170,914
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	4,564	(31,221)	(293,399)
Net cash used by operations	(320,653)	(136,353)	(2,939,071)

Investing activities:
Purchase of office equipment	(1,004)	(3,581)	(7,585)
Net cash used by investing activities	(1,004)	(3,581)	(7,585)

Financing activities:
Issuance of common stock	0	48,000	2,138,356
Issuance of preferred stock	0	27,843	20,508
Issuance of note payable to shareholder	0	0	635,663
Subscriptions received	0	0	55,175
Placement fees	0	(5,518)	(1,750)
Advances received (paid) shareholder	(135,606)	78,368	37,269
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	(135,606)	148,693	3,116,765

Net increase (decrease) in cash during the fiscal year	(457,263)	8,759	170,109

Cash balance at beginning of the fiscal year	627,372	16,781	0

Cash balance at June 30th	$170,109	$25,540	$170,109

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See notes to financial statements.

USCorp.
(an Exploration Stage Company)
 Statement of Changes in Shareholders Equity
 From Inception, May 1989 to June 30, 2006
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
 From Inception, May 1989 to June 30, 2006
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
 From Inception, May 1989 to June 30, 2006
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

USCorp.
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to June 30, 2006
As Restated
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	885,000	885	78,765		79,650	$0.09

Net loss for the period				(601,858)	(601,858)

Balance at June 30, 2006	33,806,459	$330,099	$7,194,398	($8,324,648)	($800,151)

*- Adjusted for stock splits.

Please see the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Notes to the Financial Statements
For the Nine Months Ended June 30, 2006 and June 30, 2005

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

3. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock. At June 30, 2006, there were 155,000 shares of preferred stock and 155,000 preferred warrants convertible into 620,000 shares of common stock, however these financial instruments have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Loss per share has been calculated as follows:

	30-Jun-06	30-Jun-05
Net loss before cumulative preferred dividend	($601,858)	($445,731)
Cumulative dividend preferred	(11,275)	0
Net loss	($613,133)	($445,731)
Weighted average	33,813,281	30,577,709
Basic & fully diluted net loss per common share	($0.02)	($0.01)

4. Related Party Transactions

During the nine months ended June 30, 2006 and June 30, 2005, the Company was provided office space by the chief executive officer and majority shareholder at a cost of $14,585 and $7,396.

During the nine months ended June 30, 2006, the Company repaid $135,606 of advances from a shareholder. The Company imputed interest of 9% on the outstanding advance balance based on the Company’s current borrowing rate, and recorded interest of $4,464 in the statement of operations.

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The note is unsecured and carries interest of 9%. As a result of the transaction, the Company recorded interest expense of $42,790 and a loss on the underlying derivative gold contract of $37,574 in the statement of operations for the nine months ended June 30, 2006.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The loss on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$678,923
Fair value of loan	846,794
Life to date loss on unhedged underlying derivative	$167,871

6. Property and Equipment

A summary of equipment is as follows:

	30-Jun-06	30-Sep-05
Office equipment	$7,585	$6,581
Accumulated depreciation	(4,201)	(2,575)
Net property & equipment	$3,384	$4,006

7. Transactions of Common stock

During the first nine months of fiscal year 2006, the Company issued 885,000 shares of common stock to consultants for services.

In April 2006, the Company amended the articles of incorporation to increase the number of authorized common shares to 800,000,000 shares, of which 250,000,000 are non-voting shares.

In December 2004, the Company issued 150,000 shares of common stock and received proceeds of $48,000. In addition, the Company issued 330,000 shares of common stock to consultants for services rendered. In April 2005, the Company issued 1,910,000 shares of common stock for services.

8. Warrants Outstanding

At June 30, 2006, common stock warrants outstanding were comprised as follows:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at September 30, 2005	155,000
Issued	0
Outstanding at June 30, 2006	155,000	$0.50	0.55

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Jun-06	30-Jun-05

Net loss before provision for income taxes	($398,886)	($419,071)
Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0
Less deferred tax benefit:
Timing differences	(2,273,143)	(1,652,589)
Allowance for recoverability	2,273,143	1,652,589
Provision for income taxes	$0	$0
A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:
Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%
Deferred income taxes are comprised of the following:
Timing differences	$2,273,143	$1,652,589
Allowance for recoverability	(2,273,143)	(1,652,589)
Deferred tax benefit	$0	$0

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

Results of Operations

Comparison of operating results for the nine months ended June 30, 2006 and June 30, 2005:

The Company has no revenues through the date of this report.

General and administrative expenses were $398,886 compared to $419,081 for the same period a year ago. Consulting costs decreased from $314,765 to $164,970 in the nine months ended June 30, 2006 which is mainly due to the significant decrease in the issuances of common stock to pay for consulting fees in 2006. General administration costs increased $128,791 in the nine months ended June 30, 2006 to $223,622. General administrative costs are detailed as follows:

	30-Jun-06	30-Jun-05
Promotion	$13,508	$1,877
Automobile	12,995	13,192
General office	28,328	26,607
Depreciation	1,626	1,439
Filings & printing	6,430	1,242
Insurance	9,682	1,835
Mine development	82,722	350
Postage	4,382	1,975
Transfer agent	6,102	24,770
Rent & utilities	20,188	9,710
Repairs	13,902	460
Clerical fees	2,890	0
Storage	5,758	0
Telephone	6,645	7,931
Travel	8,464	3,443
Total	$223,622	$94,831

As a result of general and administrative costs, the Company experienced a loss from operations of $601,858 for the nine months ended June 30, 2006, compared to loss from operations of $419,071 for the same period last year.

Interest expense increased $44,694 during the first nine months of fiscal 2006 compared to the first nine months of fiscal year 2005 as a result of the Gold Bullion Loan borrowed at the end of September 2005. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $155,618 for the first nine months of fiscal year 2006.

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

The Company recognized a loss on the retirement of this debt of $24,000, net of tax, in the statement of operations in the first nine months of fiscal 2005.
Net loss for the first nine months of fiscal year 2006 was $601,858, or $0.02 per share compared to a loss of $445,731, or $.01 per share for the same period last year.

Comparison of operating results for the three months ended June 30, 2006 and June 30, 2005:

General and administrative expenses were $110,799 for Q3 2006 compared to $278,383 for the same period a year ago. The decrease in consulting fees was the main reason for the significant decrease. In April 2005, the Company issued 1,910,000 shares of common stock valued at $248,300 to pay consulting fees. The Company issued no stock to consultants this quarter.

As a result of general and administrative costs, the Company experienced a loss from operations of $110,799 for the nine months ended June 30, 2006, compared to loss from operations of $278,383 for the same period last year.

Interest expense for Q3 2006 was $15,715 during the first nine months of fiscal 2006 compared to $266 for the first nine months of fiscal year 2005. The Gold Bullion Loan borrowed at the end of September 2005 is the reason for the increase in interest expense. The loan is payable in gold bullion at the prevailing rate price and is not hedged. Because of the decrease in gold bullion prices during Q3 2006, the Company experienced a loss on the unhedged loan of $45,018.

Net loss for Q3 2006 was $171,532, or $0.01 per share compared to a loss of $278,649, or $.01 per share for Q3 2005.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2006 cash on hand was $170,109 as compared with $627,372 at September 30, 2005. During the first nine months of fiscal year 2006, the Company used $316,089 for its operations, purchased $1,004 of office equipment, and paid in full a loan to a shareholder of $135,606.

At June 30, 2006, the Company had working capital of $113,424 compared to a working capital of $575,251 at September 30, 2005. The decrease is due to the use of the proceeds of the gold bullion loan from a shareholder. The gold bullion loan is not payable until 2007 and is therefore excluded from the calculation of working capital.

Total assets at June 30, 2006 were $173,493 as compared to $631,378 at September 30, 2005. The decrease is due to the use of the proceeds of the gold bullion loan from a shareholder.

The Company's total stockholders' equity decreased to a deficit of $800,151 at June 30, 2006. The decrease in stockholders’ equity was the result of operating losses of $601,858 for the nine months ended June 30, 2006 and issuance of common stock to consultants valued at $79,650 for the same period.

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

None.

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
Robert Dultz Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: August 14, 2006