Form 10KSB
period 2006-09-30
USCORP
filed 2006-12-29
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

Commission File Number: 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102
(Address of principal executive offices)

(702) 933-4034
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

State the issuer’s revenues for its most recent fiscal year. $0.0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 20, 2006, the value of such stock was $1,405,222 . Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on December 20, 2006: 33,806,461 Number of shares outstanding of Issuer’s class B common stock, $0.01 par value, outstanding on December 20, 2006: 5,000,000.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***

FORM 10-KSB
September 30, 2006
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

USCorp. (the “Company” or “Registrant”)) was formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. In August 1997, the Company changed its name to Santa Maria Resources, Inc. In September 2000, the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to US Corp.

In April 2002, the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of Company Common Stock. US Metals became a wholly owned subsidiary of the Company.

OVERVIEW

USCorp. is an “exploration stage” company. The Company’s operations center on completing exploration of USMetals’ mining property known as the Twin Peaks Mine, and Southwest’s mining property known as the Chocolate Mountain Region claims. The Company has realized no revenues from operations to date.

All of the Company’s mining business activities are conducted at this time through its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc.

The Company, through its wholly-owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly-owned subsidiary, Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims.

A. Recent Developments.

On September 29, 2006 the Company’s Registration Statement on Form SB-2 was declared effective by the US Securities and Exchange Commission registering 6,700,000 shares of the Company’s Class A common stock for resale pursuant to an equity line arrangement with Dutchess Private Equities Fund, LP. The total amount under the equity line is $10,000,000.

On May 16, 2006, the Company announced that it was informed by the Deutche Borse that its Class B non-voting Common Shares (“Class B Shares”) issued by the Company have been included in that Exchange trading within the Open Market (Freiverkehr). The shares of Class B Common Shares were issued by the Company pursuant to a Regulation S offering. The Exchange trading (Quotation) of the Class B Common Shares started on May 11, 2006, under the Symbol “U9C” and the WKN# is A0JEQQ. The Class B Common Shares were issued to a private European fund in exchange for up to $17,000,000. It is anticipated that the capitalization will allow the Company to advance its exploration program so that it can focus on extracting the mineral resources from its properties that management believes may result in profitable revenue streams to USCorp. The Class B non-voting Common Shares will trade outside of the United States and the Company has no current plans to register these shares for trading in the United States. The European fund has listed these shares on the Open Market (Freiverkehr) of Frankfurt Exchange in Germany through a trading member.

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation. Subsequently these claims were returned to the prior owners due to certain conditions of the acquisition not being met. (See “SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business” below)

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

Registrant’s plan of operation and business objectives will be to engage in (a) the precious metals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would complement the Company’s existing or proposed operations. All of the Company’s business operations are conducted through its subsidiaries

USMETALS - Summary of Organization and Business.

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

The Chocolate Mountains region, located in southeastern Imperial county of California, includes the Picacho State Park and surrounding areas that has a rich history of gold mining activities dating back to 1775. This property is in a district that has been producing gold since the 1800s. In 1890 a large stamp mill was built beside the Colorado River at the town of Picacho. The Picacho Mine was opened in the Picacho Basin area and a narrow gauge railroad began hauling ore from the mine to the mill. By 1904, the town of Picacho had a population of 2,500 people. The ruins of the mill are a few miles from USCorp’s newly acquired claims in the Picacho State Recreation Area. Thousands of people visit the old mill ruins each year. To the south and west of the claims there are ruins of many old placer and lode workings as well as recently producing major mining operations.

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

Historically, mining has been carried out in the Mesquite Mining District of Imperial County using old hard rock mining and placer methods. However, in 1984, new mining methods (“heap leaching”) were used to develop and mine low-grade ore bodies, with an economically viable cut-off grade as low as .01 to .02 ounces of gold per ton. The geology and history of this area indicate it is rich in gold deposits. Test production will determine the cutoff grade and the economic viability of this property. Southwest intends to go into production as soon as possible after approvals and financing are obtained.

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

On May 5, 2006, USCorp announced the results of exploratory drilling at its Kingman Area Tailings Property located near Kingman, Arizona, USA. The purpose of the exploratory drilling and testing was to confirm the presence of economically viable mineral resources in the tailings. Prior owners and certain documents provided by prior owners estimated these resources to contain 400,000 tons of tailings with valuable mineralization. The drilling was targeted specifically at each of the three terraced levels of the tailings.

Our drilling was done by Boart Longyear Company’s Peoria, Arizona office with a representative of USCorp present. Boart Longyear is a highly respected premier global drilling company. The drilling was conducted during March 2006 under the supervision of Dr. Robert Cameron of Geological Support Services, our consulting geologist on this property. Preparation of drill samples was completed by our consulting geologist, the drillers and observed by a USCorp representative on site. The samples were sent to two independent laboratories for complete chemical analysis, atomic absorption and fire assays. The laboratories used were SGS Minerals Services, Ontario, Canada and the 125 year old Jacobs Assay Office in Tucson, Arizona. Additional samples were taken by our consulting geologist from crevices and holes dug from the top and into the side of the tailings using a procedure called “cone and quartering”. Based on the GPS measurement of the tailings by our consulting geologist and the known depth of the tailings obtained by drilling, the revised estimate of the tonnage is approximately 744,215.5 tons.

Under the direction of our consulting geologist, we fully explored and tested the property. Based on the exploration and test results, however, Management determined it was not economically viable to pursue exploration or development of this property.

In a Report to the Company, USCorp’s Consulting Geologist, stated in part: “…Samples were subjected to fire assay for gold and silver with both Atomic Absorption and Gravimetric Finish. Additionally, an economic spectrum was performed upon every fifth sample to establish levels of other economic metals. The results of these tests were underwhelming…”

From a practical standpoint, assuming .006 ounce per ton gold and .35 ounce per ton silver, we have ore worth $10.60 per ton.

Based on currently working operations, were a plant set up and operating on site today, wages, water, chemicals, and power would still cost over $45.00 per ton. Accordingly, based on the numbers this does not appear to be an economic proposition.”

Due to certain conditions not being met, title to the claims reverted back to prior claim holder.

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

On November 1, 2006 USCorp announced the acquisition of the Picacho Salton Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the Picacho Salton property has common borders to USCorp’s Picacho Gold Property, also known as the Chocolate Mountain Region Claims.

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

History of previous operations.

Twin Peaks Mine claims group, in the Eureka Mining District of Yavapai County, Arizona: From a historical perspective, Spaniards arrived in the area over 400 years ago and used the Santa Maria River to gain access to the claims area. According to historical sources, the local Indians used to mine gold and silver in the area, which was refined and shipped to Spain. More recently, in the 1880’s, John Lawler and Charles Crosby pioneered the Eureka Mining District. In 1883, John Lawler discovered the area was rich in gold, silver, lead, and zinc.

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

On November 1, 2006 USCorp announced the acquisition of the Picacho Salton Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the Picacho Salton property has common borders to USCorp’s Picacho Gold Property, also known as the Chocolate Mountain Region Claims.

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

Adequate roads exist to each of our claims groups. Some existing roads may need to be repaired or extended.

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

On November 1, 2006 USCorp announced the acquisition of the Picacho Salton Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the Picacho Salton property has common borders to USCorp’s Picacho Gold Property, also known as the Chocolate Mountain Region Claims.

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

Registrant has relied upon a number of studies by companies that are not presently affiliated or associated with USCorp to determine the feasibility and valuation of USCorp’s pursuit to develop the Mining Claims. These studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploration and mining, of the Claims. These different firms, have utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Mine’s Mining Claims.

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

To date the Company has utilized the services of International Energy and Resources, Inc., and Geological Support Services, LLC, for limited exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this report. A summary of the qualifications of International Energy and Resources, Inc., a wholly owned subsidiary of US American Resources, Inc. follows:

Quantum GeoConsultants, LLC.

Geological Support Services, LLC, Robert A. Cameron, Ph.D. managing partner, is consulting exploration geologist to the Company. Cameron has a Ph.D. in Geophysics from Canterbury University, Kent, England. Since 1987 Cameron has consulted in the mining industry as a geologist in various capacities for companies and projects in the private sector in the United States, Mexico, Australia, New Zealand, West Germany, Poland and Canada. In addition to private consulting, he has worked since 2001 as a professor of geology and geosciences.

METALS EXPLORATION/DEVELOPMENT CONSULTANT: August 2002 to present

Perform professional services as a member of a mining industry consulting group: Performing audits on technical and due diligence reports by conducting on-site studies and review of historical and new data including, but not limited to: Geological surveys; Geochemical tests; Geophysical surveys; 3-D aerial photo studies; Review satellite photos; Perform assays and/or verify historical assay test reports; Review core drilling logs and reports; Conduct/review laboratory tests and feasibility studies; Prepare/review pilot plant flow sheets and reports; Title search and review; Review/verify water rights and legal data; Review right-of-way easements; Review B.L.M. permits; Review E.I.R.’s and related data; Review status of fees/taxes paid for patented and un-patented mineral claims; Review safety, cost and schedules: for multi-national owners and/or investors based in the U.S.A., Canada, Argentina, Chile, Brazil, Bolivia, Peru, Alaska and Mexico.

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

As of the Date of this Report, Registrant and its wholly owned subsidiaries have utilized three principal consultants/advisors: Geological Support Services, LLC under Robert Cameron, PhD; and International Energy and Resources, Inc. (IERI) which, in turn, employs subcontractors that perform work indirectly for Registrant and its subsidiaries.

Item 1A. Risk Factors

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

Uncertainty As To Management’s Ability To Control Costs And Expenses. With respect to Registrant’s development of its mining properties and the implementation of commercial operations, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses. Consequently, if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

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

Shares Eligible for Future Sale. A total of 33,806,459 shares of Common Stock are issued and outstanding as of the date of this Report, of which approximately 24,971,257 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. Sales under Rule 144 may have a depressive effect on the market price of Registrant’s securities, should a public market be available for Registrant’s shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principle executive offices are located at 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2006, the Company was not a party to legal proceedings requiring disclosure in this Report and none of the Company’s officers or directors are involved in any litigation in their capacities as such officers or directors of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were put to the vote of the shareholders during the fiscal year ended on September 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s securities are quoted on the OTC Bulletin Board and as of December 23, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN number A0BLBB. As of May 11, 2006 USCorp’s Class B Non-Voting Common Shares have been included in the Deutche Borse Exchange trading within the Open Market (Freiverkehr) under the Symbol “U9C” and the WKN# is A0JEQQ.

The following table sets forth for the periods indicated the range of high and low closing bid quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2004	$0.26	$0.11
Quarter ended March 30, 2005	$0.20	$0.09
Quarter ended June 30, 2005	$0.16	$0.06
Quarter ended September 30, 2005	$0.16	$0.09
Quarter ended December 31, 2005	$0.15	$0.11
Quarter ended March 30, 2006	$0.14	$0.07
Quarter ended June 30, 2006	$0.14	$0.08
Quarter ended September 30, 2006	$0.12	$0.06

On December 20, 2006 the reported closing price for the Company’s common stock was $0.10 per share; there were approximately 168 record holders of the Company’s shares.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company’s present or future ability to pay dividends. Further, there are no restrictions on any of the Company’s subsidiaries which would, in the future, adversely affect the Company’s ability to pay dividends to its shareholders.

Recent Sales of registered and unregistered securities.

During fiscal year 2006, the Company issued an aggregate of 885,000 shares of common stock to for services rendered and to the prior owners of the Chocolate Mountain Region claims in exchange for release from the time restrictions on developing those claims.

Additionally, In June 2004, the Company commenced a private placement of 6 million units of its securities with each unit consisting of one share of preferred stock and one warrant to purchase an additional share of preferred stock at a price of $0.50 per unit. The offer has been extended until October 2008. Each preferred share is convertible into two common shares at any time at the election of the preferred shareholder. Each warrant represents the right of the holder to purchase one additional preferred share at a price of $0.50 during the two-year period following the date of their issuance. The two-year period has been extended until October 2008. The Company may call the warrants at any time at a redemption price of $0.001 per warrant provided the price of its common stock has traded above $1 for 20 consecutive days.

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2006, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Mine in the Eureka Mining District of Yavapai County, Arizona, the exploration of Chocolate Mountain Region Claims in the Mesquite Mining District of Imperial County, California, and the Kingman Area Tailings in the Pilgrim Mining District of Mohave County, Arizona.. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 214 claims owned by the Registrant is $125 per claim for a total annual cost of $26,750.

All of the Company’s mining business activities are conducted at this time through its subsidiaries, USMetals and Southwest Resource Development, Inc. International Energy Resources, Inc., a wholly owned subsidiary of U.S. American Resources, Inc., has agreed to continue to supervise and direct the work of the Twin Peaks Mine Project Team upon adequate funding.

The Registrant, through its wholly owned subsidiary, USMetals, Inc., owns 141 unpatented contiguous mining claims totaling 2,820 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by the mid-1980’s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

On November 1, 2006 USCorp announced the acquisition of the Picacho Salton Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the Picacho Salton property has common borders to USCorp’s Picacho Gold Property, also known as the Chocolate Mountain Region Claims.

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

General and administrative expense for fiscal 2006 was $502,201 compared to $592,469 for last year, a decrease of approximately 15%. The main area of decrease was in consulting costs ($125,358 for fiscal 2006 compared to $362,358 last year). Administration expenses increased ($289,271 for fiscal 2006 compared to $156,826 last year). The increase in administration expense was due to the increase in salaries and space rental costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $502,201 for the year ended September 30, 2006, compared to loss from operations of $592,469 for the same period last year.

After interest expense in fiscal 2006 of $61,771, compared to $7,953 in the prior year, the Company realized a net loss for fiscal 2006 of $837,551 as compared to a net loss of $328,337 for the prior fiscal year. This loss translated into a loss of $.03 per shares for fiscal 2006, compared to a loss of $.02 for fiscal 2005.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2006 cash on hand was $83,573 as compared with $627,372 at September 30, 2005. The Company received services in the aggregate amount of $79,650 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2006 were $91,813 as compared to $631,378 at September 30, 2005.

The Company’s total stockholders’ equity changed from -$277,943 September 30, 2005 to -$1,035,844 at September 30, 2006. The decrease in total stockholders’ equity was due to the loss from operations and the issuance of shares for services rendered.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 20, 2006. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2006 the Company’s internal control over financial reporting is effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp. Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting of US Corp. Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). USCorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that USCorp Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of USCorp Inc. as of September 30, 2006 and September 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and express an unqualified opinion thereon.

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

Monmouth Beach, New Jersey
December 20, 2006

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2006 and September 30, 2005

	30-Sep-06	30-Sep-05

ASSETS

Current assets:
Cash	$83,573	$627,372

Total current assets	83,573	627,372

Other assets:
Equipment- net	8,240	4,006

Total assets	$91,813	$631,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$78,317	$52,121
Total current liabilities	78,317	52,121

Note payable- shareholder	979,175	651,429
Advances payable shareholders	0	135,606

Shareholders’ equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 800,000,000 shares, issued and outstanding, 32,921,461 shares at September 30, 2005
and 33,806,459 at September 30, 2006	330,099	329,214
Additional paid in capital	7,194,398	7,115,633
Accumulated deficit	(8,560,341)	(7,722,790)
Total shareholders’ equity	(1,035,844)	(277,943)

Total Liabilities & Shareholders’ Equity	$91,813	$631,378

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2006 and September 30, 2005
and from Inception, May 1989 through September 30, 2006

			Inception
	30-Sep-06	30-Sep-05	to Date
General and administrative expenses:
Consulting	$125,358	$362,358	$3,251,867
Administration	289,271	156,826	3,724,314
License expense	29,250	21,777	160,559
Professional fees	58,322	51,508	444,449
Total general & administrative expenses	502,201	592,469	7,581,189

Net loss from operations	(502,201)	(592,469)	(7,581,189)

Other income (expenses):
Interest expense	(61,771)	(7,953)	(80,701)
Loss on unhedged underlying	(273,579)	(15,296)	(285,832)
(Loss) gain on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(837,551)	(615,718)	(8,547,722)

Provision for income taxes	0	0	0

Net loss before extraordinary item	(837,551)	(615,718)	(8,547,722)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	(12,619)	(12,619)

Net loss	($837,551)	($628,337)	($8,560,341)

Basic & fully diluted net loss per common share	($0.03)	($0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	33,811,557	31,082,723

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2006 and September 30, 2005
and from Inception, May 1989 through September 30, 2006

			Inception
	30-Sep-06	30-Sep-05	to Date
Operating Activities:
Net loss	($837,551)	($628,337)	($8,560,341)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	79,650	360,000	2,386,142
Depreciation expense	3,434	1,992	6,009
Interest expense	54,164	7,953	70,051
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	12,619	12,619
Loss on unhedged underlying	273,579	15,296	288,875
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	26,196	5,786	(271,767)
Net cash used by operations	(400,528)	(224,691)	(3,018,946)

Investing activities:
Purchase of office equipment	(7,668)	(3,581)	(14,249)
Net cash used by investing activities	(7,668)	(3,581)	(14,249)

Financing activities:
Issuance of common stock	0	49,817	2,138,356
Issuance of preferred stock	0	20,508	20,508
Issuance of note payable to shareholder	0	632,935	672,935
Subscriptions received	0	0	55,175
Placement fees	0	0	(1,750)
Advances received (paid) shareholder	(135,603)	135,603	0
Capital contributed by shareholders	0	0	231,544
Net cash provided by financing activities	(135,603)	838,863	3,116,768

Net increase (decrease) in cash during the fiscal year	(543,799)	610,591	83,573

Cash balance at beginning of the fiscal year	627,372	16,781	0

Cash balance at September 30th	$83,573	$627,372	$83,573

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
 Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2006

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
 From Inception, May 1989 to September 30, 2006
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
 From Inception, May 1989 to September 30, 2006
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to September 30, 2006
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	885,000	885	78,765		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,459	$330,099	$7,194,398	($8,560,341)	($1,035,844)

*- Price adjusted for splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Years Ended September 30, 2006 and September 30, 2005

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

Recent accounting pronouncements:

Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. SFAS No. 123R eliminates the option of using the intrinsic value method of accounting previously available, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The effective date of SFAS No. 123R is January 1, 2006 for calendar year companies. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R, for all share-based payments granted after that date, and for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS No. 123. The adoption of SFAS No. 123 has no material impact on the Company’s results of operations, financial condition, or cash flows.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. There was no material impact on the Company’s results of operations, financial condition, or cash flows.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 will become effective for the Company’s fiscal year beginning January 1, 2006. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Emerging Issues Task Force (EITF) Issue 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. The Emerging Issues Task Force considered Issue No. 04-13 in its May 17, 2005 and June 16, 2005 meetings to discuss inventory sales to another entity in the same line of business from which it also purchases inventory. The Task Force reached consensus on the issue that purchases and sales of inventory with the same counterparty should be combined as a single non-monetary transaction (net) and noted factors that may indicate that transactions were entered into in contemplation of one another. The Task Force ratified Issue No. 04-13 at its September 28, 2005 meeting, which should be applied to new arrangements entered into in the first interim or annual reporting period beginning after March 15, 2006. The Company does not expect Issue No. 04-13 to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

Management’s plans with regard to this matter are as follows:

•	Raise capital to complete the company’s mining plan of operations.

•	Complete exploration and drilling on claims of the Twin Peaks Mine and Chocolate Mountain Region Claims.

•	Complete testing operations on all properties.

•	Complete reports and feasibility studies on the Twin Peaks Mine and Chocolate Mountain Region Claims.

•	Bring the Twin Peaks Mine and Chocolate Mountain Region Claims to full-scale commercial mining.

•	Complete approval process and begin operations extracting Picacho area deposit of pink Rhyolite as decorative rock.

•	Obtain a credit facility based in part on the value of its proven reserves when necessary and if appropriate given market conditions.

3. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, note payable to shareholder and advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2006 and September 30, 2005.

4. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. The effects of the preferred warrants convertible into shares of common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive.

Loss per share has been calculated as follows:

	30-Sep-06	30-Sep-05

Net loss before cumulative preferred dividend	($837,551)	($628,337)

Cumulative dividend preferred	(13,228)	(5,478)

Net loss	($850,779)	($633,815)

Weighted average	33,811,557	31,082,723

Basic & fully diluted net loss per common share	($0.03)	($0.02)

5. Related Party Transactions

During the fiscal years ended September 30, 2006 and September 30, 2005, the Company had outstanding advances from a shareholder. The Company imputed interest of 9% on the outstanding advance balance based on the Company’s current borrowing rate, and recorded interest of $4,564 and $6,483, respectively, in the statement of operations.

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The note is unsecured and carries interest of 9%. As a result of the transaction, the Company recorded interest expense of $57,210 in fiscal year 2006 and $470 in fiscal year 2005 and a loss on the underlying derivative gold contract of $273,579 in fiscal year 2006 and $15,296 in fiscal year 2005 in the statement of operations.

6. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. As a result of the transaction, the Company recorded interest expense of $57,210 in fiscal year 2006 and $470 in fiscal year 2005 and a loss on the underlying derivative gold contract of $273,579 in fiscal year 2006 and $15,296 in fiscal year 2005 in the statement of operations.

The loss through September 30, 2006 on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$693,343

Fair value of loan	979,175

Life to date loss on unhedged underlying derivative	($285,832)

7. Equipment

A summary of equipment is as follows:

	30-Sep-06	30-Sep-05

Office equipment	$14,249	$6,581
Accumulated depreciation	(6,009)	(2,575)

Net equipment	$8,240	$4,006

8. Issuances of Common stock

During fiscal year 2005, the Company issued 150,000 shares of common stock and received proceeds of $48,000.

During fiscal year 2005, the Company issued 2,840,000 shares of common stock to consultants for services rendered.

During fiscal year 2005, the Company issued 400,000 shares of common stock to creditors to settle outstanding debt.

During fiscal year 2006, the Company issued 885,000 shares of common stock to consultants for services rendered.

9. Issuance of Preferred Stock

In June 2004, the Company offered a private placement of 6 million units. Each unit of the private placement contained one share of preferred stock and one warrant at a price of $0.50 per unit. The offer terminated in January 2005.

Each preferred share is convertible into two common shares at any time at the election of the preferred shareholder. Each warrant represents the right of the holder to purchase one additional preferred share at a price of $0.50 during the three-year period following the date of their issuance. The Company may call the warrants at any time at a redemption price of $0.001 per warrant provided the price of its common stock has traded above $1 for 20 consecutive days.

The preferred shares accumulate dividends at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year. The Company may elect to make payment of interest in the form of common shares. In which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

The preferred shares are redeemable by the Company at any time after one year from the date of their issuance provided that the common shares have sustained a trading price of not less than $1.00 per common share for at least 20 consecutive trading days. If the Company elects to redeem the preferred shares, the redemption price shall be determined as follows:

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

The following is a summary of preferred stock warrants outstanding at September 30, 2006.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.50	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.50	1.55

10. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Sep-06	30-Sep-05

Net loss before provision for income taxes	($502,201)	($615,718)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,315,089)	(2,111,196)
Allowance for recoverability	2,315,089	2,111,196
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,315,089	$2,111,196
Allowance for recoverability	(2,315,089)	(2,111,196)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position Held
Robert Dultz	65	Chief Executive Officer, acting Chief Financial Officer and Chairman
Larry Dietz	59	President, Secretary, Treasurer and Director
Carl W. O’Baugh	75	Director
Judith Ahrens	66	Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2006

Robert Dultz, USCorp’s Chairman and CEO since January 2002 has a 25-year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Former Chairman and President of a prior corporate owner of the Twin Peaks claims and since 2000 has been a majority shareholder of corporate owners of the claims. Mr. Dultz has served on the boards of several publicly traded companies. Mr. Dultz spends in excess of 90% of his time working for USCorp.

Larry Dietz, the Company’s President and Director since January 2002, and Secretary-Treasurer since June 2006 and has a 20-year association with the Twin peaks property and is former President of a prior corporate owner of the Twin Peaks claims. He served as President of Dietz and Associates, a mining consultancy, since 1982 and He is an expert in Arizona’s geology. Dietz authored the Arizona Mineral Industry Location System, a database identifying all known mineral occurrences in the state. He is Registered Expert Witness with the Technical Advisory Services for Attorneys. Associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz currently works full time for PacifiCare at the Arizona State Retirement System. He devotes less than 15% of his time to USCorp

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has a 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of a prior corporate owner of the Twin Peaks claims. Former President of Golconda Gems, Inc., a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Extensive knowledge and experience of gems, minerals and metals. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange (or market quotation system) on which the Company’s securities are registered. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2006 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

During the fiscal year, USCorp’s officers or directors did not devote their full time to the affairs of USCorp. As reported in previous Form 10-QSB filings by the Company they did not receive compensation for their services; however, USCorp’s officers received shares of the Company’s common stock in consideration of their agreement to serve.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of UScorp’s Class A Common Stock by each person or group that is known by UScorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of December 20, 2006. Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of December 20, 2006, there were 33,806,461 shares of Class A Common Stock issued and outstanding.
Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	7,595,525	22.47%

Common	Dultz Family Trust, Robert Dultz Trustee (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	10,000,000	29.58%

Common	Larry Dietz (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	51,000	0.15%

Common	Carl O’Baugh (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,250	0.15%

Common	Judith Ahrens (1) c/o USCorp, 4535 W. Sahara Ave., Suite 204, Las Vegas, NV 89102	50,000	0.15%

Common	Officers, Directors and Affiliates as a group	17,746,775	52.50%

	(5 individuals)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is provided office equipment and space by the chief executive officer and majority shareholder.

PART IV

ITEM 13. EXHIBITS

(A) EXHIBITS

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers*

23.1	Consent of Geological Support Services, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC for the reports covering fiscal 2005 and 2006 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2005 and September 30, 2006 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $5,050 for fiscal 2005 and $6,300 for audit and quarterly review of interim financial statements filed on Form 10QSB, respectively, for fiscal 2006.

Audit-Related Fees

Donahue Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since March 19, 2005 Donahue Associates, LLC has not provided any professional services for tax compliance, tax advice and tax planning.

Other Fees

No other fees were paid to Donahue Associates, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

Dated: December 29, 2006	By:	/s/ Larry Dietz
Larry Dietz
President, Secretary-Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief Executive Officer	December 29, 2006
Robert Dultz	and acting Chief Financial Officer

/s/ Larry Dietz	President, Secretary-Treasurer	December 29, 2006
Larry Dietz	and Director

/s/ Carl O’Baugh	Director	December 29, 2006
Carl O’Baugh

/s/ Judith Ahrens	Director	December 29, 2006
Judith Ahrens