Form 10QSB
period 2006-12-31
USCORP
filed 2007-02-16
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________

Commission File Number 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 14, 2007, the Registrant had 33,806,461 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2006 and December 31, 2005 (unaudited)	4

Consolidated Statements of Operations for the Three Months & Quarter Ended December 31, 2006 and December 31, 2005 and from Inception, May 1989 through June 30, 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and December 31, 2005 and from Inception, May 1989 through June 30, 2006 (unaudited)	6

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2006	7

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	18

PART II -- OTHER INFORMATION

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
Certified Public Accountants

27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

February 14, 2007

The Shareholders
USCorp

We have compiled the accompanying financial statements of USCorp for the quarters ending December 31, 2006 and December 31, 2005. These financial statements have been prepared in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/: Donahue Associates LLC
Monmouth Beach, NJ
February 14, 2007

USCorp.
(an Exploration Stage Company)
Balance Sheet
 As of December 31, 2006 and September 30, 2006

	Unaudited
	31-Dec-06	30-Sep-06
ASSETS

Current assets:
Cash	$303,432	$83,573

Total current assets	303,432	83,573

Other assets:
Equipment- net	7,044	8,240

Total assets	$310,476	$91,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$81,576	$78,317
Total current liabilities	81,576	78,317

Note payable- shareholder	1,038,734	979,175
Note payable	300,000	0
Advances payable shareholders	11,789	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 800,000,000 shares, issued and outstanding, 33,806,459 shares at September 30, 2006
and 33,856,459 at December 31, 2006	330,599	330,099
Additional paid in capital	7,198,898	7,194,398
Accumulated deficit	(8,721,285)	(8,560,341)
Total shareholders' equity	(1,191,788)	(1,035,844)

Total Liabilities & Shareholders' Equity	$310,476	$91,813

See the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2006 and December 31, 2005
and from Inception, May 1989 through December 31, 2006

	Unaudited	Unaudited	Inception
	31-Dec-06	31-Dec-05	to Date
General and administrative expenses:
Consulting	$5,492	$89,862	$3,257,359
Administration	85,763	28,064	3,810,077
License expense	266	0	160,825
Professional fees	9,864	10,450	454,313
Total general & administrative expenses	101,385	128,376	7,682,574

Net loss from operations	(101,385)	(128,376)	(7,682,574)

Other income (expenses):
Interest expense	(14,420)	(16,735)	(95,121)
Loss on unhedged underlying	(45,139)	(39,529)	(330,971)
(Loss) gain on mining claim	0	0	(600,000)

Net loss before provision for income taxes	(160,944)	(184,640)	(8,708,666)

Provision for income taxes	0	0	0

Net loss before extraordinary item	(160,944)	(184,640)	(8,708,666)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	0	(12,619)

Net loss	($160,944)	($184,640)	($8,721,285)

Basic & fully diluted net loss per common share	($0.01)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	33,807,560	33,508,174

See the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Statements of Cash Flows
 For the Quarters Ended December 31, 2006 and December 31, 2005
and from Inception, May 1989 through December 31, 2006

	Unaudited	Unaudited	Inception
	31-Dec-06	31-Dec-05	to Date
Operating Activities:
Net loss	($160,944)	($184,640)	($8,721,285)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	5,000	75,150	1,917,520
Depreciation expense	1,196	373	7,205
Interest expense	14,420	16,735	95,121
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	0	12,619
Loss on unhedged underlying	45,139	39,529	330,971
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	3,259	(750)	81,576
Net cash used by operations	(91,930)	(53,603)	(3,226,807)

Investing activities:
Purchase of office equipment	0	(1,004)	(14,249)
Net cash used by investing activities	0	(1,004)	(14,249)

Financing activities:
Issuance of common stock	0	0	2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	654,023
Issuance of note payable	300,000	0	300,000
Advances received (paid) shareholder	11,789	(69,485)	11,789
Capital contributed by shareholders	0	0	356,743
Net cash provided by financing activities	311,789	(69,485)	3,544,488

Net increase (decrease) in cash during the fiscal year	219,859	(124,092)	303,432

Cash balance at beginning of the fiscal year	83,573	627,372	0

Cash balance at December 31st	$303,432	$503,280	$303,432

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
 From Inception, May 1989 to December 31, 2006

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
From Inception, May 1989 to December 31, 2006
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
 From Inception, May 1989 to December 31, 2006
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

USCorp.
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2006
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	885,000	885	78,765		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,459	330,099	7,194,398	(8,560,341)	(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Net loss for the period				(160,944)	(160,944)

Balance at December 31, 2006	33,856,459	$330,599	$7,198,898	($8,721,285)	($1,191,788)

*- Price adjusted for splits.

Please see the notes to the financial statements.

USCorp.
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended December 31, 2006 and December 31, 2005

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

The Company, through its wholly owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly owned subsidiary Southwest Resource Development, Inc., owns 8 Lode and 21 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims and 64 Lode Claims the Company refers to as the Picacho Salton Claims.

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

Exploration Stage Company- The Company has had no operations or revenues since its inception and therefore qualifies for treatment as an Exploration Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “losses accumulated during the exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

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

Loss per share has been calculated as follows:

	31-Dec-06	31-Dec-05

Net loss before cumulative preferred dividend	($160,944)	($184,640)

Cumulative dividend preferred	(15,182)	(7,432)

Net loss	($176,126)	($192,072)

Weighted average	33,807,560	33,508,714

Basic & fully diluted net loss per common share	($0.01)	($0.01)

4.	Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The loss from issuance through December 31, 2006 on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$707,763

Fair value of loan	1,038,734

Life to date loss on unhedged underlying derivative	($330,971)

5.	Equipment

A summary of equipment is as follows:

	31-Dec-06	30-Sep-06

Office equipment	$14,249	$14,249
Accumulated depreciation	(7,205)	(6,009)

Net equipment	$7,044	$8,240

6.	Issuances of Common stock

During the quarter ended December 31, 2006, the Company issued 50,000 shares of stock to legal consultants for services rendered.

7.	Preferred Stock Warrants Outstanding

The following is a summary of preferred stock warrants outstanding at December 31, 2006.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.50	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.50	1.55

Issued	0

Outstanding at December 31, 2006	155,000	$0.25	1.04

10.	Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Dec-06	31-Dec-05

Net loss before provision for income taxes	($101,385)	($128,376)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,356,251)	(2,163,316)
Allowance for recoverability	2,356,251	2,163,316
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,356,251	$2,163,316
Allowance for recoverability	(2,356,251)	(2,163,316)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

11.	Convertible Debenture

The Company received the proceeds from a Convertible Debenture Note in the amount of $300,000. The Convertible Debenture Note is for $300,000 due November 30, 2009. Convertible to common stock at $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2006.

Results of Operations

Comparison of operating results for the three months ended December 31, 2006 and December 31, 2005:

The Company has no revenues through the date of this report.

General and administrative expenses were $97,385 compared to $128,376 for the same period a year ago. Consulting costs decreased from $89,862 to $1,492 in the three months ended December 31, 2006 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter. General administration costs increased $57,699 in the three months ended December 31, 2006 to $85,762 due to reclassification by the Company’s bookkeeper and accountant for the quarter.

As a result of general and administrative costs, the Company experienced a loss from operations of $97,385 for the three months ended December 31, 2006, compared to loss from operations of $128,376 for the same period last year.

Interest expense decreased $2,315 during the first Three months of fiscal 2006 compared to the first Three months of fiscal year 2005 as a result of the Gold Bullion Loan borrowed at the end of September 2005. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $45,139 for the first Three months of fiscal year 2007.

Net loss for the first Three months of fiscal year 2007 was $156,944, or $0.01 per share compared to a loss of $184,640 first three months, or $0.01 per share for the same period last year.

Comparison of operating results for the three months ended December 31, 2006 and December 31, 2005:

General and administrative expenses were $97,385 for Q1 2007 compared to $128,376 for the same period a year ago. The decrease in consulting fees was the main reason for the significant decrease. The Company did not issue stock to consultants this quarter.

Interest expense was $14,420 during the first Three months of fiscal 2007 compared to $16,735 for the first Three months of fiscal year 2006. The Gold Bullion Loan borrowed at the end of September 2005 is the reason for the decrease in interest expense. The loan is payable in gold bullion at the prevailing rate price and is not hedged. Because of the increase in gold bullion prices during Q1 2007, the Company experienced a loss on the unhedged loan of $45,139.

Net loss for the first Three months of fiscal year 2007 was $156,944, or $0.01 per share compared to a loss of $184,640 first three months, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2006 cash on hand was $303,432 as compared with $83,573 at September 30, 2006. During the first Three months of fiscal year 2007, the Company used $97,385 for its operations.

At December 31, 2006, the Company had working capital of $303,432 compared to a working capital of $83,573 at September 30, 2006. The increase is due to the proceeds from a convertible debenture. The convertible debenture is not payable until 2010.

Total assets at December 31, 2006 were $310,476 as compared to $91,813 at September 30, 2006. The increase is due to the proceeds from a convertible debenture.

The Company's total stockholders' equity decreased to a deficit of $1,191,788 at December 31, 2006. The decrease in stockholders’ equity was the result of operating losses of $156,944 for the three months ended December 31, 2006.

Convertible Debenture

The Company received the proceeds from a Convertible Debenture Note in the amount of $300,000. The Convertible Debenture Note is for $300,000 due November 30, 2009. Convertible to common stock at $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007.

The Company has received a written commitment for an additional $900,000, at the rate of $300,000 at the end of the next three calendar quarters, March 31, 2007, June 30, 2007 and September 30, 2007 under the same terms and conditions as the above Convertible Debenture Note. However, management can make no assurance that it will in fact be able to consummate this transaction.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 22, 2006, a Mr. Glenn E. Martin filed suit against the Company in the Arizona Justice Court, Pima county (Case No. C20066833) alleging that the Company failed to pay him wages and expenses pursuant to certain labor laws dating back to March, 2004. Mr. Martin is seeking damages in the amount of $149,000 plus interest and attorney’s fees. On January 23, 2007, the Company filed a notice of removal of action to have Mr. Martin’s claim moved from state to federal court and such motion was granted. The Company believes that there is no merit to Mr. Martin’s claim and plans to defend this suit vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2006, the Company issued a Convertible Debenture in the principal face amount of $300,000. The Convertible Debenture is due November 30, 2009 and is convertible in to common stock at the rate of $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an “accredited investor” and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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
Dated: February 16, 2007