Form 10QSB
period 2007-03-31
USCORP
filed 2007-05-15
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________

Commission File Number 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 9, 2007, the Registrant had 33,856,461 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2007 and September 30, 2006 (unaudited)	4

Consolidated Statements of Operations for the Six and Three Months Ended March 31, 2007 and March 31, 2006 and from Inception, May 1989 through March 31, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and March 31, 2006 and from Inception, May 1989 through March 31, 2007 (unaudited)	6

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2007	7

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis or Plan of Operations	17

Item 3. Controls and Procedures	19

PART II – OTHER INFORMATION	19

Item 1 Legal Proceeding	19

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
Certified Public Accountants

27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

May 11, 2007

The Shareholders
USCorp

We have compiled the accompanying consolidated financial statements of USCorp for the quarters ending March 31, 2007 and March 31, 2006. These financial statements have been prepared in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

/s/: Donahue Associates LLC
Monmouth Beach, NJ May 11, 2007

USCorp
(an Exploration Stage Company)
Consolidated Balance Sheet
As of March 31, 2007 and September 30, 2006

	31-Mar-07	30-Sep-06
ASSETS	Unaudited
Current assets:
Cash	$194,574	$83,573

Total current assets	194,574	83,573

Other assets:
Equipment- net	7,483	8,240

Total assets	$202,057	$91,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$5,526	$78,317
Total current liabilities	5,526	78,317

Note payable- shareholder (Gold bullion loan)	1,038,734	979,175
Debenture payable	273,964	0
Advances payable shareholders	18,833	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding	70,165	70,165
Common stock- $.01 par value, authorized 800,000,000 shares, issued and outstanding, 33,806,459 shares at September 30, 2006
and 33,856,459 at March 31, 2007	330,599	330,099
Additional paid in capital	7,234,931	7,194,398
Accumulated deficit	(8,770,695)	(8,560,341)
Total shareholders' equity	(1,205,165)	(1,035,844)

Total Liabilities & Shareholders' Equity	$202,057	$91,813

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statements of Operations
For the Six Months and Three Months Ended March 31, 2007 and March 31, 2006
and from Inception, May 1989 through March 31, 2007

	6 Months	6 Months	3 Months	3 Months
	Unaudited	Unaudited	Unaudited	Unaudited	Inception
	31-Mar-07	31-Mar-06	31-Mar-07	31-Mar-06	to Date
General and administrative expenses:
Consulting	($17,500)	$136,229	($22,992)	$136,229	$3,234,367
Administration	154,798	136,934	69,035	136,934	3,879,112
License expense	2,500	590	2,234	590	163,059
Professional fees	1,000	14,334	(8,864)	14,334	445,449
Total general & administrative expenses	140,798	288,087	39,413	288,087	7,721,987

Net loss from operations	(140,798)	(288,087)	(39,413)	(288,087)	(7,721,987)

Other income (expenses):
Interest expense	(38,524)	(31,639)	(24,104)	(31,639)	(119,225)
Loss on unhedged underlying	(31,032)	(110,600)	14,107	(110,600)	(316,864)
(Loss) gain on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(210,354)	(430,326)	(49,410)	(430,326)	(8,758,076)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(210,354)	(430,326)	(49,410)	(430,326)	(8,758,076)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	0	0	0	(12,619)

Net loss	($210,354)	($430,326)	($49,410)	($430,326)	($8,770,695)

Basic & fully diluted net loss per common share	($0.01)	($0.01)	$0.00	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	33,831,875	33,704,831	33,856,461	33,904,776

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2007 and March 31, 2006
and from Inception, May 1989 through March 31, 2007

	Unaudited	Unaudited	Inception
	31-Mar-07	31-Mar-06	to Date
Operating Activities:
Net loss	($210,354)	($430,326)	($8,770,695)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	5,000	102,150	1,917,520
Depreciation expense	2,422	996	8,431
Interest expense	28,527	28,596	119,225
Amortization of beneficial conversion feature	9,997	0	9,997
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	0	12,619
Loss on unhedged underlying	31,032	110,600	316,864
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(72,791)	0	5,526
Net cash used by operations	(206,167)	(187,984)	(3,331,047)

Investing activities:
Purchase of office equipment	(1,665)	(1,004)	(15,914)
Net cash used by investing activities	(1,665)	(1,004)	(15,914)

Financing activities:
Issuance of common stock	0	0	2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	644,026
Issuance of note payable	300,000	0	300,000
Advances received (paid) shareholder	18,833	(135,606)	18,833
Capital contributed by shareholders	0	0	356,743
Net cash provided by financing activities	318,833	(135,606)	3,541,535

Net increase (decrease) in cash during the fiscal year	111,001	(324,594)	194,574

Cash balance at beginning of the fiscal year	83,573	627,372	0

Cash balance at March 31st	$194,574	$302,778	$194,574

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2007

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

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2007
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

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2007
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

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,441	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,459	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,459	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	885,000	885	78,765		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,459	330,099	7,194,398	(8,560,341)	(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Beneficial conversion feature			36,033		36,033

Net loss for the period				(210,354)	(210,354)

Balance at March 31, 2007	33,856,459	$330,599	$7,234,931	($8,770,695)	($1,205,165)

Please See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

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

In April 2002, the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. As a result of the transaction US Metals became a wholly owned subsidiary of the Company.

The Company, through its wholly owned subsidiary, USMetals, owns 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Mine; and through its wholly owned subsidiary Southwest Resource Development, Inc., owns 22 Placer and 89 Lode Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Chocolate Mountain Region Claims and the Picacho Salton Claims.

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

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

Income taxes- The Company accounts for income taxes in accordance with the Statement of Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

Revenue Recognition- Mineral sales will result from undivided interests held by the Company in mineral properties. Sales of minerals will be recognized when delivered or picked up by the purchaser. Mineral sales from marketing activities will result from sales by the Company of minerals produced by the Company (or affiliated entities) and will be recognized when delivered to purchasers. Mining revenues generated from the Company’s day rate contracts, included in mine services revenue, will be recognized as services are performed or delivered.

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

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

Management’s plans with regard to this matter are as follows:

•  Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. Applications have been prepared and are being reviewed for submission to and by Federal, State and local authorities.

•  Complete feasibility studies phase of our operations plans. A draft feasibility and scoping study has been completed by Management and consultants. Our current consulting geologists and geophysicists are completing our feasibility studies on all of USCorp’s and its subsidiaries properties.

•  Augment our mining exploration team with quality and results-oriented people as needed. Upon adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed to handle and manage mining operations, acquisitions and development of additional mineral resource properties.

•  Form additional strategic alliances with consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively under or with USCorp's management.

•  Ramp-up exploration and test production efforts to meet ongoing and anticipated demand for gold, silver, uranium and polymetalic ores resulting from our planned commercial scale production activities.

•  Launch an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the Company’s web sites.

•  Attend and exhibit at industry and investment trade shows.

•  USCorp plans to begin commercial scale operations on one or more of its properties as soon as financing is obtained and the required permits and approvals have been granted. Due to the nature of the ore bodies of the Company’s current properties Management believes it will begin commercial scale operations on our Chocolate Mountain Region claims first and subsequently the Twin Peaks Mine.

•  Acquire additional properties and/or corporations with properties as subsidiaries or joint venture partners to advance the company's growth and production plans.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

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

Loss per share has been calculated as follows:

	31-Mar-07	31-Mar-06

Net loss before cumulative preferred dividend	($288,671)	($430,326)

Cumulative dividend preferred	(17,092)	(9,342)

Net loss	($305,763)	($439,668)

Weighted average	33,831,875	33,704,831

Basic & fully diluted net loss per common share	($0.01)	($0.01)

4. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The loss on the underlying derivative gold contract has been calculated as follows.

	31-Mar-07	31-Mar-06

Carrying value of loan	$721,869	664,729

Fair value of loan	1,038,734	790,625

Life to date loss on unhedged underlying derivative	($316,864)	($125,896)

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

5. Equipment

A summary of equipment is as follows:

	31-Mar-07	30-Sep-06

Office equipment	$15,914	$14,249
Accumulated depreciation	(8,431)	(6,009)

Net equipment	$7,483	$8,240

6. Issuances of Common stock

During the six months ended March 31, 2007, the Company issued 50,000 shares of stock to legal consultants for services rendered.

7. Preferred Stock Warrants Outstanding

The following is a summary of preferred stock warrants outstanding:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.50	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.50	1.55

Issued	0

Outstanding at March 31, 2007	155,000	$0.25	1.04

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Quarters Ended March 31, 2007 and March 31, 2006
(Unaudited)

8. Convertible Debenture

During the six months ended March 31, 2007, the Company issued convertible debentures with a face value of $300,000. The debentures are convertible into common stock at $0.125 per share. The debentures have an interest rate of 5% and mature in November 2009. As a result of the issuance of the debentures, the Company allocated $36,033 to stockholders’ equity as a beneficial conversion feature.

The balance of the convertible debt is as follows:

Convertible debt payable	$300,000
Unallocated beneficial conversion feature	(26,036)

Net convertible debt payable	$273,964

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Mar-07	31-Mar-06

Net loss before provision for income taxes	($219,115)	($288,087)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(77,211)	(105,213)
Allowance for recoverability	77,211	105,213
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$77,211	$105,213
Allowance for recoverability	(77,211)	(105,213)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year  2010 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Quarterly Report.

The information set forth in Management's Discussion and Analysis of or Plan of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company's results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of operating agreements or inability to enter into additional operating agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, governmental requirements or in the mining industry, (v) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (ix) the Company's lack of liquidity and its ability to raise additional capital. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Significant Accounting Policies and Estimates

Management's Discussion and Analysisor Plan of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2006.

Results of Operations

Comparison of operating results for the three months ended March 31, 2007 and March 31, 2006:

The Company has no revenues through the date of this quarterly report.

General and administrative expenses were $140,798 compared to $288,087 for the same period a year ago. Consulting costs decreased from $136,229 to $17,982 in the three months ended March 31, 2007 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter.

As a result of the change in the price of gold and a decrease in consulting expenses, the Company experienced a decrease in net loss from operations which was $39,413 for the three months ended March 31, 2007, compared to loss from operations of $288,087 for the same period last year.

The loss on the unhedged Bullion Loan decreased $79,568 during the second Three months of fiscal 2007 compared to the second Three months of fiscal year 2006, as a result of the decrease in the price of gold compared to the same quarter last year. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $31,032 for the second three months of fiscal year 2007 compared to $110,600 for the second three months of fiscal year 2006.

Net loss for the second three months of fiscal year 2007 was $49,410, or $0.00 per share compared to a loss of $430,326 second three months, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2007 cash on hand was $194,574 as compared with $83,573 at September 30, 2006. During the second three months of fiscal year 2007, the Company used $140,798 for its operations. The increase in cash on hand is due to the proceeds from a convertible debenture. The convertible debenture is not payable until 2009.

Total assets at March 31, 2007 were $202,057 as compared to $91,813 at September 30, 2006. The increase is due to the proceeds from a convertible debenture.

The Company's total stockholders' equity decreased to a deficit of $1,205,165 at March 31, 2007. The decrease in stockholders’ equity was the result of operating losses of $140,798 for the three months ended March 31, 2007.

Convertible Debenture

The Company received the proceeds from a Convertible Debenture Note in the amount of $300,000. The Convertible Debenture Note is for $300,000 due November 30, 2009. This note is convertible to common stock at $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007.

The Company has received a written commitment for an additional $900,000, at the rate of $300,000 at the end of the next three calendar quarters, on or about April 1, 2007, July 1, 2007 and October 1, 2007 under the same terms and conditions as the above Convertible Debenture Note. The Company received the second installment of $300,000 as announced in our press release of May 2, 2007. However, management can make no assurance that it will in fact receive additional financing as a result of this commitment.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the Company’s legal proceedings during the period covered by this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2006, the Company issued a Convertible Debenture Note in the principal face amount of $300,000. The Convertible Debenture Note is due November 30, 2009 and is convertible into common stock at the rate of $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007. In May 2007, the Company issued another Convertible Debenture Note as the second installment and received an additional $300,000 in proceeds from the sale

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an “accredited investor” and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during the period covered by this report..

Item 5. Other Information.

There were no matters required to be disclosed in a Current Report on Form 8K during th eperiod covered by this quarterly report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

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

USCORP

By: /s/ ROBERT DULTZ
Robert Dultz Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: May 15, 2007