Form 10QSB
period 2007-06-30
USCORP
filed 2007-08-10
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________

Commission File Number 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 1, 2007, the Registrant had 33,856,462 shares of Common Stock, par value $.01 per share, and 5,000,000 shares of Class B Common Stock, par value $.001 outstanding.

USCORP
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2007 and September 30, 2006 (unaudited)	3

Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2007 and June 30, 2006 and from Inception, May 1989 through June 30, 2007 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006 and from Inception, May 1989 through June 30, 2007 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operations	11

Item 3. Controls and Procedures	16

PART II – OTHER INFORMATION	18

Item 1 Legal Proceeding	18

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

July 31, 2007

The Shareholders
USCorp

We have compiled the accompanying financial statements of USCorp for the nine months ending June 30, 2007 and June 30, 2006. These financial statements have been prepared in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statement information that is the representation of management. Our compilation is in accordance with reviewing standards generally accepted by the Public Company Accounting Oversight Board in the United States of America. We have not audited or reviewed any of the projections, assumptions, or estimates used in compiling the projected financial statements and, accordingly, do not express an opinion or any form of assurance on them.

Donahue Associates LLC
Monmouth Beach, NJ
July 31, 2007

USCorp
(an Exploration Stage Company)
Balance Sheet
As of June 30, 2007 and September 30, 2006

	Unaudited
	30-Jun-07	30-Sep-06
ASSETS

Current assets:
Cash	$412,558	$83,573

Total current assets	412,558	83,573

Other assets:
Equipment- net	6,411	8,240

Total assets	$418,969	$91,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$9,201	$78,317
Note payable- shareholder (Gold bullion loan)	1,062,917	$0
Total current liabilities	1,072,118	78,317

Note payable- shareholder (Gold bullion loan)	$0	979,175
Debenture payable	543,691	0
Advances payable shareholders	56,282	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding	70,165	70,165
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,806,462 shares at September 30, 2006 and 33,856,462 at June 30, 2007	338,564	338,064
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2006 and 5,000,000 at June 30, 2007	5,000	5,000
Additional paid in capital	7,257,999	7,181,433
Accumulated deficit	(8,924,850)	(8,560,341)
Total shareholders' equity	(1,323,287)	(1,035,844)

Total Liabilities & Shareholders' Equity	$418,969	$91,813

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Nine Months and Three Months Ended June 30, 2007 and June 30, 2006
and from Inception, May 1989 through June 30, 2007

	9 Months Unaudited 30-Jun-07	9 Months Unaudited 30-Jun-06	3 Months Unaudited 30-Jun-07	3 Months Unaudited 30-Jun-06	Inception to Date
General and administrative expenses:
Consulting	$50,148	$142,470	$50,148	$6,241	$3,302,015
Administration	193,696	223,622	56,398	86,688	3,918,010
License expense	2,500	590	0	0	163,059
Professional fees	18,666	32,204	17,666	17,870	463,115
Total general & administrative expenses	265,010	398,886	124,212	110,799	7,846,199

Net loss from operations	(265,010)	(398,886)	(124,212)	(110,799)	(7,846,199)

Other income (expenses):
Interest expense	(58,547)	(47,354)	(20,023)	(15,715)	(139,248)
Loss on unhedged underlying	(40,952)	(155,618)	(9,920)	(45,018)	(326,784)
(Loss) gain on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	(364,509)	(601,858)	(154,155)	(171,532)	(8,912,231)

Provision for income taxes	0	0	0	0	0

Net loss before extraordinary item	(364,509)	(601,858)	(154,155)	(171,532)	(8,912,231)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	0	0	0	(12,619)

Net loss	$(364,509)	$(601,858)	$(154,155)	$(171,532)	$(8,924,850)

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	38,840,102	38,813,281	38,856,461	38,904,776

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Nine Months Ended June 30, 2007 and June 30, 2006
and from Inception, May 1989 through June 30, 2007

	Unaudited	Unaudited	Inception
	30-Jun-07	30-Jun-06	to Date
Operating Activities:
Net loss	$(364,509)	$(601,858)	$(8,924,850)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	5,000	79,650	1,917,520
Depreciation expense	3,494	1,626	9,503
Interest expense	42,790	39,747	139,248
Amortization of beneficial conversion feature	15,757	0	15,757
Impairment expense	0	0	2,449,466
Loss on early extinguishment of debt (net of tax)	0	0	12,619
Loss on unhedged underlying	40,952	155,618	326,784
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(69,116)	4,564	9,201
Net cash used by operations	(325,632)	(320,653)	(3,444,752)

Investing activities:
Purchase of office equipment	(1,665)	(1,004)	(15,914)
Net cash used by investing activities	(1,665)	(1,004)	(15,914)

Financing activities:
Issuance of common stock	0	0	2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	638,266
Issuance of convertible notes	600,000	0	600,000
Advances received (paid) shareholder	56,282	(135,606)	56,282
Capital contributed by shareholders	0	0	356,743
Net cash provided by financing activities	656,282	(135,606)	3,873,224

Net increase (decrease) in cash during the fiscal year	328,985	(457,263)	412,558

Cash balance at beginning of the fiscal year	83,573	627,372	0

Cash balance at June 30th	$412,558	$170,109	$412,558

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to June 30, 2007

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
From Inception, May 1989 to June 30, 2007
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
From Inception, May 1989 to June 30, 2007
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to June 30, 2007
(Continued)

	Common Shares	Common Par Value	Paid in Capital	Accumulated Deficit	Total	Stock Price *
Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	329,214	7,115,633	(7,722,790)	(277,943)

Issued stock for services	5,885,000	13,850	65,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	38,806,462	343,064	7,181,433	(8,560,341)	(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Beneficial conversion feature			72,066		72,066

Net loss for the period				(364,509)	(364,509)

Balance at June 30, 2007	38,856,462	$343,564	$7,257,999	$(8,924,850)	$(1,323,287)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Financial Statements
For the Nine Months Ended June 30, 2007 and June 30, 2006

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. In August 1997 the Company changed its name to Santa Maria Resources, Inc. In September 2000 the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to USCorp

In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and being test production on our properties as warranted. Applications have been prepared and are being reviewed for submission to Federal, State and local authorities.

* Augment our mining exploration team with quality and results-oriented people as needed. Upon adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed to handle mining operations, acquisitions and development of additional mineral resource properties.

* Put together a strategic alliance of consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively under USCorp's management.

* Continue exploration and ramp up permitting process to meet ongoing and anticipated demand for gold, silver, uranium and polymetalic ores resulting from our planned commercial scale production activities.

* Launch an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the company’s web sites

* Attend and exhibit at industry and investment trade shows

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as the required permits and approvals have been granted. Due to the nature of the ore bodies of the company’s current properties Management believes it will begin commercial scale operations on our Picacho Salton Decorative Rock followed by the Picacho Salton Gold Properties (the Chocolate Mountain Region claims) first and then the Twin Peaks Mine.

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company's growth plans.

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

Loss per share has been calculated as follows:

	30-Jun-07	30-Jun-06
Net loss before cumulative preferred dividend	$(364,509)	$(601,858)

Cumulative dividend preferred	(19,025)	(11,275)

Net loss	$(383,534)	$(613,133)

Weighted average	38,840,102	38,813,281

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)

4. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. The loss on the underlying derivative gold contract has been calculated as follows.

	30-Jun-07	30-Jun-06
Carrying value of loan	$736,133	$678,923

Fair value of loan	1,062,917	846,794

Life to date loss on unhedged underlying derivative	$(326,784)	$(167,871)

5. Equipment

A summary of equipment is as follows:

	30-Jun-07	30-Sep-06
Office equipment	$15,914	$14,249
Accumulated depreciation	(9,503)	(6,009)

Net equipment	$6,411	$8,240

6. Issuances of Common stock

During the nine months ended June 30, 2007, the Company issued 50,000 shares of stock to legal consultants for services rendered.

7. Preferred Stock Warrants Outstanding

The following is a summary of preferred stock warrants outstanding:

	Amount	Wgtd Avg Exercise Price	Wgtd Years to Maturity
Outstanding at September 30, 2004	0
Issued	155,000

Outstanding at September 30, 2005	155,000	$0.50	2.29
Issued	0

Outstanding at September 30, 2006	155,000	$0.50	1.55
Issued	0

Outstanding at June 30, 2007	155,000	$0.25	.55

8. Convertible Debenture

During the nine months ended June 30, 2007, the Company issued convertible debentures with a face value of $600,000. The debentures are convertible into common stock at $0.125 per share. The debentures have an interest rate of 5% and mature in November 2009. As a result of the issuance of the debentures, the Company allocated $72,066 to stockholders’ equity as a beneficial conversion feature.

The balance of the convertible debt is as follows:

Convertible debt payable	$600,000
Unallocated beneficial conversion feature	(56,309)

Net convertible debt payable	$543,691

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Jun-07	30-Jun-06
Net loss before provision for income taxes	$(364,509)	$(601,858)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(380,595)	(150,198)
Allowance for recoverability	380,595	105,213
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$380,595	$105,213
Allowance for recoverability	(380,595)	(105,213)
Deferred tax benefit	$0	$0

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis or Plan of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2006.

Results of Operations

Comparison of operating results for the three months ended June 30, 2007 and June 30, 2006:

The Company has no revenues through the date of this quarterly report.

General and administrative expenses were $124,212 compared to $110,799 for the same period a year ago. Consulting costs changed from $6,241 to $50,148 in the three months ended June 30, 2007 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter.

As a result of the change in the price of gold and a increase in consulting expenses, the Company experienced an increase in net loss from operations which was $124,212 for the three months ended June 30, 2007, compared to loss from operations of $110,799 for the same period last year.

The loss on the unhedged Bullion Loan decreased from $45,018 to $9,920 during the third three months of fiscal 2007 compared to the third three months of fiscal year 2006, as a result of the decrease in the price of gold compared to the same quarter last year. The loan is payable in gold bullion at the prevailing rate price and is not hedged.

Net loss for the third three months of fiscal year 2007 was $154,155 or $0.00 per share compared to a loss of $1741,532 third three months, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2007 cash on hand was $412,558 as compared with $83,573 at September 30, 2006. During the third three months of fiscal year 2007, the Company used $154,155 for its operations. The increase in cash on hand is due to the proceeds from convertible debentures. The convertible debentures are not payable until 2009 and 2010 respectively.

Total assets at June 30, 2007 were $418,969 as compared to $91,813 at September 30, 2006. The increase is due to the proceeds from convertible debentures and money from a shareholder.

The Company's total stockholders' equity decreased to a deficit of $1,323,287 at June 30, 2007. The decrease in stockholders’ equity was the result of operating losses of $154,155 for the three months ended June 30, 2007.

Convertible Debenture

During the period ended June 30, 2007 the Company received the proceeds from a Convertible Debenture Note in the amount of $300,000. The Convertible Debenture Note is due April 30, 2010. This note is convertible to common stock at $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in April 30, 2008.

The Company has received a written commitment for a total of $1,200,000, at the rate of $300,000 per quarter, the final installment due on or about October 1, 2007 under the same terms and conditions as the above Convertible Debenture Note. The Company received the second installment of $300,000 as announced in our press release of May 2, 2007 and the third installment of $300,000 was received on July 17, 2007. However, management can make no assurance that it will in fact receive additional financing as a result of this commitment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2006, the Company issued a Convertible Debenture Note in the principal face amount of $300,000. The Convertible Debenture Note is due November 30, 2009 and is convertible into common stock at the rate of $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears. The first interest payment of $15,000 is due in November 30, 2007. In May 2007, the Company issued another Convertible Debenture Note as the second installment and received an additional $300,000 in proceeds from the sale. In July 2007, the Company issued another Convertible Debenture Note as the third installment and received an additional $300,000 in proceeds from the sale. The two additional Convertible Debenture Notes are due May 2010 and July 2010 respectively.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during the period covered by this report.

Item 5. Other Information.

There were no matters required to be disclosed in a Current Report on Form 8K during the period covered by this quarterly report that were not so disclosed.

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: August 10, 2007