Form 10KSB
period 2007-09-30
USCORP
filed 2008-01-09
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP
(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102
(Address of principal executive offices)

(702) 933-4034
(The Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value

Indicate by check mark whether the Company (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of The Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year. $0.0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 31, 2007, the value of such stock was $4,188,519. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on December 31, 2007: 51,709,470. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on December 31, 2007: 5,000,000.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***

FORM 10-KSB
September 30, 2006
USCORP

FORWARD LOOKING STATEMENTS

Some of the information contained in this Annual Report may constitute forward-looking statements or statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations and projections about future events. The words “estimate”, “plan”, “intend”, “expect”, “anticipate” and similar expressions are intended to identify forward-looking statements which involve, and are subject to, known and unknown risks, uncertainties and other factors which could cause The Company’s actual results, financial or operating performance, or achievements to differ from future results, financial or operating performance, or achievements expressed or implied by such forward-looking statements. Projections and assumptions contained and expressed herein were reasonably based on information available to The Company at the time so furnished and as of the date of this filing. All such projections and assumptions are subject to significant uncertainties and contingencies, many of which are beyond The Company’s control, and no assurance can be given that the projections will be realized. Potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

USCorp (hereafter, the “Company”, “we” and “our” refer to USCorp) was formed in May 1989 in the state of Nevada as The Movie Greats Network, Inc. In August 1992, the Company changed its name to The Program Entertainment Group, Inc. In August 1997, the Company changed its name to Santa Maria Resources, Inc. In September 2000, the Company changed its name to Fantasticon, Inc. and in January 2002 the Company changed its name to USCorp.

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of Company Common Stock. USMetals became a wholly owned subsidiary of the Company.

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims.

Subsequently both USMetals and Southwest have acquired additional mining claims and performed significant exploration work, including the completion of feasibility studies, as described more fully below (See “USMETALS - Summary of Organization and Business” and “SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business”).

OVERVIEW

USCorp is an “exploration stage” company. The Company’s operations center on completing exploration and beginning development of USMetals’ mining property known as the Twin Peaks Project, and Southwest’s mining properties formerly known as the Chocolate Mountain Region claims which the Company now refers to collectively as the Picacho Salton Project. The Company has realized no revenues from operations to date.

All of the Company’s mining business activities are conducted at this time through its subsidiaries, USMetals, Inc. (“USMetals”) and Southwest Resource Development, Inc. (“Southwest”).

The Company, through its wholly-owned subsidiary, USMetals, owns 143 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 106 claims, 84 Lode and 22 Placer Claims in the Mesquite Mining District of Imperial County, California, which the Company refers to as the Picacho Salton Project.

A. RECENT DEVELOPMENTS.

On September 29, 2006 the Company’s Registration Statement on Form SB-2 was declared effective by the US Securities and Exchange Commission registering 6,700,000 shares of the Company’s Class A common stock for resale pursuant to an equity line arrangement with Dutchess Private Equities Fund, LP. The total dollar amount under the equity line is $10,000,000. As of the date of the Annual Report the Company has not submitted any puts to Dutchess.

On November 2, 2006 we announced in a press release the addition of new lode and placer claims to our California claims in the Mesquite Mining District of Imperial County. We now have 106 claims in this area which we refer to collectively as the Picacho Salton Project. These claims consist of three separate groups of contiguous claims in close proximity to each other. Most of the claims are predominantly gold properties. 140 acres of these new claims, the equivalent of seven claims, contain a deposit of Pink Rhyolite (decorative rock) and construction grade aggregate.

During 2007 USMetals added two claims to the Twin Peaks Project bringing the total to 143 contiguous claims.

In the spring of 2007 the Company’s transfer agent, US Stock Transfer Corporation was acquired by ComputerShare, the world’s largest transfer agency.

On May 2, 2007 we announced in a press release a $1.2 million commitment by a private Swiss fund. The fourth and final traunch of $300,000 was received in early October, 2007, completing the commitment. Subsequent to the period of this Annual Report the first debenture was converted to 2,400,000 shares of common stock. These shares are restricted from resale under rule 144.

On May 9, 2007 we announced in a press release a Notice of Intent to drill has been prepared for the BLM for the Twin Peaks Property. Surface geochemical sampling, GPS coordinated claim and structural mapping of the area are underway. Radionuclide survey samples have been taken from the northeast quadrant of the property that exhibit promising levels of radioactivity. We are also examining the deposits of titanium magnetite on the property for possible development.

On July 26, 2007 we announced in a press release the completion of the Twin Peaks Feasibility Study and the availability of its summary on our web site.

On August 28, 2007 we announced in a press release the completion of a Feasibility Study on the Picacho Salton Property and the availability of its summary on our web site.

In August and September of 2007 we received $620,000 from a private east coast finance group as the result of a private placement. The Company offered one unit for $0.75 per unit consisting of one share of common stock and one warrant to purchase ½ share of common stock at an exercise price of $0.40 per one full share. The exercise period is two years, expiring in October 2009.

On November 8, 2007 we announced in a press release the results of a recent report prepared for the Company by Geological Support Services regarding the titanium magnetite deposits at the Twin Peaks Project, which stated in part: “The magnetite of the twin peaks has been sampled and sent off for assay…ore grade shows it to have saleable levels of TiO [titanium oxide]”.

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

The Company’s plan of operation and business objectives will be to engage in (a) the precious metals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would compliment the Company’s existing or proposed operations. All of the Company’s business operations are conducted through its subsidiaries

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals; including its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven resources developed at its properties.

The Mining Claims of USMetals are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of USMetals’ Mining Claims, more commonly referred to as the “Twin Peaks Project,” are the historic sites of the Crosby, Hayes, Swiss Belle and Gloryhole Mines, past producers of gold and silver. The claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. There are tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects, which abut USMetals’ property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies and prospectors can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

The Santa Maria River traverses the Mining Claims and USMetals is the only company that holds water rights to that section of the river, a valuable asset for a mining company in this arid country.

All of USMetals’ mining properties are unpatented mining claims; consequently, the Company has only possessory title with respect to such properties. The claims were duly transferred by official deed from the prior owner to USMetals on March 22, 2002. The real property upon which USMetals’ claims are located is subject to a paramount lien by the United States of America; all of USMetals’ claims are subject to the applicable rules and regulations of the United States Department of the Interior, Bureau of Land Management, which administers USMetals’ use and activities on said Mining Claims. USMetals has paid all of the required fees in order to maintain the 143 Mining Claims, which USMetals owns, for the current periods. All of the necessary documents and affidavits have been filed with the Yavapai County Recorder, as was mentioned hereinabove.

The Company and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting and/or independent contractor relationships with Boart Longyear, LLC, Geological Support Services, LLC, Biozone, Inc. and Wondjina Research Institute. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting The Company and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to The Company’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified proven reserves of 612,000 ounces of gold and 2,160,000 ounces of silver in 3.6 million tons of ore, grading at .17 oz. gold per ton and .6 oz. silver per ton and a revenue cutoff grade of .03 per ton, using a gold price of $600 per Troy ounce and a silver price of $12 per Troy ounce. And Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified proven resources of 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold.

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation.

Under the direction of our consulting geophysicist, we fully explored and tested the property. Based on the exploration and test results, however, Management determined it was not economically viable to pursue exploration or development of this property. Due to certain conditions not being met, title to the claims reverted back to the prior claim holder.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims. In 2007 this claims group was expanded to a total of 106 claims consisting of 22 placers and 84 lodes, on 4,600 acres, which the Company now refers to collectively as the Picacho Salton Project. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven resources developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. The remaining 77 claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 5 years developing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 4,600 acres of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified proven resources of 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold on of the Picacho Salton Project.

The Chocolate Mountains region, located in southeastern Imperial county of California, includes the Picacho State Park and surrounding areas that has a rich history of gold mining activities dating back to 1775. This property is in a district that has been producing gold since the 1800s. In 1890 a large stamp mill was built beside the Colorado River at the town of Picacho. The Picacho Mine was opened in the Picacho Basin area and a narrow gauge railroad began hauling ore from the mine to the mill. By 1904, the town of Picacho had a population of 2,500 people. The ruins of the mill are in the Picacho State Recreation Area a few miles east of the Picacho Salton Project claims. Thousands of people visit the old mill ruins each year. To the south and west of the Picacho Salton Project claims there are ruins of many old placer and lode workings as well as recently producing major mining operations.

Numerous discoveries of placer gold throughout Imperial County have remained undeveloped due to a common problem encountered by small miners. Due to the lack of an adequate water supply to support placer gold recovery operations in the region, scores of small and medium size mining operations have failed to successfully recover precious metals known to exist throughout the region. Southwest believes it has located a potentially adequate water source. Southwest intends to use a state of the art gold recovery system designed and developed for the specific conditions found on these properties. Based on the recent reports of geologists and engineers, Southwest believes this property has the potential to develop into a significant gold producing operation.

Historically, mining has been carried out in the Mesquite Mining District of Imperial County using old hard rock mining and placer methods. However, in 1984, new mining methods (“heap leaching”) were used to develop and mine low-grade ore bodies, with an economically viable cut-off grade as low as .01 to .02 ounces of gold per ton. Test production has determined the cutoff grade and the economic viability of this property. Geological Support Services, LLC recently completed a feasibility study that has identified proven resources of 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold on the Picacho Salton Project. Southwest intends to go into production as soon as possible after approvals and financing are obtained.

Property descriptions, locations and nature of ownership.

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California, U.S.A, Group #1: 640 acres on four contiguous, unpatented Placer Claims. Access to these claims is by a private dirt road 2 miles north of the intersection of Highway 78 and Ogilby Road, near Glamis, California.

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California, U.S.A, Group #2: 17 unpatented Placer Claims. These contiguous claims cover 2,720 acres. All of these claims are just east of the intersection of Highway 78 and Ogilby Road. Access to the property is by private dirt road.

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California, U.S.A, Group #3: 8 unpatented Lode Claims covering 160 acres. Means of access to the property is by an unmarked private dirt road, south of Picacho State Park.

On November 1, 2006 USCorp announced the acquisition of the additional Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 lode mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the new property has common borders to Southwest’s other gold properties. Means of access to the property is by an unmarked private dirt road, south of Picacho State Park.

The 143 unpatented lode mining claims, covering 2,860 acres, which the Company refers to as the “Twin Peaks Project,” are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

The Company, through its wholly owned subsidiaries, owns unpatented mining claims and pays an annual Maintenance Fee payment to the Bureau of Land Management (BLM) for each of its claims. Maintenance Fee payments of $125 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

In the Map above “1”“2” “3” “4” and “5” represent the approximate locations of the company’s Picacho Salton Project properties in the Mesquite Mining District of Imperial County, California. These five locations are represented by the number “2” in the map below.

History of previous operations.

Twin Peaks Project claims group, in the Eureka Mining District of Yavapai County, Arizona: From a historical perspective, Spaniards arrived in the area over 400 years ago and used the Santa Maria River to gain access to the claims area. According to historical sources, the local Indians used to mine gold and silver in the area, which was refined and shipped to Spain. More recently, in the 1880’s, John Lawler and Charles Crosby pioneered the Eureka Mining District. In 1883, John Lawler discovered the area was rich in gold, silver, lead, and zinc.

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

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California: There has been no commercial scale mining on any of the Company’s claims in this region.

The present condition of the property, the work we have completed on the property, our proposed program of exploration and development, and the current state of exploration and development of the property.

Twin Peaks Project Claims Group: The Company has conducted exploration work on the property, including drilling 3,000 feet of core samples (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property, and re-stake all claims using GPS. The Company relies on geological work of experts performed by us and under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified proven reserves of 612,000 ounces of gold and 2,160,000 ounces of silver in 3.6 million tons of ore, grading at .17 oz. gold per ton and .6 oz. silver per ton and a revenue cutoff grade of .03 per ton, using a gold price of $600 per Troy ounce and a silver price of $12 per Troy ounce. In December, 2007 we received a Cultural Resource Survey (an archeological report) for proposed drill sites as part of the Company’s application filed in August 2007 with the BLM to conduct additional drilling to prove up additional resources. The Company is not conducting mineral extraction operations on this property yet.

On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project.

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has identified proven resources of 231,513 ounces of gold in 6,614,666 tons of ore grading at. 035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold on the Picacho Salton Project. There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

The physical condition of the plant and equipment and the source of power utilized with respect to each property.

At this time there are no physical plants on any of the Company’s properties. The Company owns rights to water on the Santa Maria River which traverses the Twin Peaks Project property. Power is available on properties adjacent to the Twin Peaks Project and portable generators can be used as necessary. Power is also available on properties adjacent to our placer claims in California and portable generators can be used when necessary. There are natural wells located in several places on our California claims. We will supplement well water with trucked water if necessary.

Adequate roads exist to each of our claims groups. Some existing roads may need to be repaired or extended.

A brief description of the rock formations and mineralization of existing or potential economic significance on the properties, including the identity of the principal metallic or other constituents.

In regards to the Twin Peaks Project, past geologic valuations have been confirmed by recent geological work as reported in Geological Support Services’ feasibility study on the project indicating mineralized material on claims within the boundaries of the Twin Peaks on the Crosby claims, Hayes claims and Gloryhole claims as follows: 1,200,000 tons of ore at the Crosby with 0.118 ounces of gold per ton and 0.520 ounces of silver per ton; 1,200,000 tons of ore at the Hayes with 0.128 ounces of gold per ton and 0.960 ounces of silver per ton; 1,200,000 tons of ore at the Crosby with 0.258 ounces of gold per ton and 0.584 ounces of silver per ton. The Company uses these historical and current reports in support of its determination that economically viable mineralization is present on the properties.

According to past geologic valuations the Crosby claims are within an area of banded gray schist that is surrounded by light-colored granite and intruded by pegmatite, rhyolite-porhyry, and basic dikes. The vein strikes N10E, and dips 25 to 30 degrees E, and attains a width of up to 18 inches in the old workings. Rich ore from the oxidized zone shows brecciated quartz with abundant cellular limonite. The gold is usually found associated with the oxidized iron minerals. The Hayes and Gloryhole claims are geologically similar to the Crosby claims, and the gold is also found in association with the oxidized iron minerals. Several structural zones appear to control the mineralization within the claim group. It can be considered that an alignment of a structural trend exists, with a bearing of about N2OE between the Hayes Mine and the Crosby Mine, with the Swiss Belle Mine at midway along the trend. Another structural zone which is expressed by a dike and is reported to run from the Santa Maria River to the base of Hayes Peak, has an average bearing of about N53W. The Hayes Shaft was sunk within this dike. The dike probably passes slightly west of the Gloryhole Mine and then intersects a N2OE structural zone near the base of Hayes Peak. A sample taken at this intersection assayed 1.167 oz/ton gold and 66.37 oz/ton silver. The structural zones seem to influence wide areas adjacent to them, which is confirmed by the voluminous number of favorable assays and also by the Very Low Frequency Electromagnetic survey. Cut off grade valuations were not performed.

Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified proven reserves of 612,000 ounces of gold and 2,160,000 ounces of silver in 3.6 million tons of ore, grading at .17 oz. gold per ton and .6 oz. silver per ton and a revenue cutoff grade of .03 per ton, using a gold price of $600 per Troy ounce and a silver price of $12 per Troy ounce.

Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: A past geochemical sampling program has indicated mineralized material at the Goldstar placer claims; tonnage and grade valuations were not performed. The Company used such reports in support of its determination that economically viable mineralization may be present on the properties as stated in various historical reports. Geological Support Services, LLC recently completed a feasibility study that has identified proven resources of 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold on the Picacho Salton Project.

On November 1, 2006 USCorp announced the acquisition of the Picacho Salton Mining Property, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of the recently acquired claims have common borders to USCorp’s Picacho Gold Property, now collectively referred to as the Picacho Salton Project Claims.

The phased nature of the exploration process, and the place in the process our current exploration activities occupy.

Phase 1 of the exploration process has been completed on a portion of the Hayes group of claims within the Twin Peaks Project. Phase I supplemented the previous exploration effort with additional geological, geochemical and geophysical surveys, drilling, excavations and road building. We also completed a scoping study. Phase I was designed to furnish pertinent data for the design of Phase II Mining Operation Plan.

Phase II has largely been completed as of the date of this Annual Report. We have done further exploration on our property, and designed a Test Production program on selected claims within the Twin Peaks claims group which we plan to initiate in fiscal 2008. This will include an electromagnetic flyover of the entire claim group and completion of a geochemical survey using the boundaries of individual claims to establish a base grid. This sample grid would be tightened in select areas. Simultaneously, the geology will be mapped in order to determine the overall extent of pathfinder mineralization for use in planning additional drilling, gaining a more detailed understanding of the potential of the entire site, and solidifying the mineral land position.

We will then commence with drilling and assaying in the areas previously targeted in prior geological reports. The drilling program has been designed to confirm the geology and mineralization in the target areas; a broad program is not necessary due to prior geological work. Extra samples will be retained for metallurgical testing on promising zones.

The results of testing the samples has allowed us to plan the conceptual mine and milling plans, including flow-sheets that were used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. Finally while the results are being evaluated we have begun the collection of the archeological and environmental data necessary for further exploration, submission of the Mining Plans of Operations and approvals to commence mining.

We have received a Test Production plan and budget for the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County from one of our Consulting Geologists is summarized as follows:

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

The Company has relied upon a number of studies by companies that are not presently affiliated or associated with USCorp to determine the feasibility and valuation of USCorp’s pursuit to develop the Mining Claims. These studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploration and mining, of the Claims. These different firms have utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Project’s Mining Claims.

Early Exploration Conducted and Valuations.

The Twin Peaks Project: Past geological studies indicated that beginning in 1981 a geologist performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (one of the claims in USMetals’ Twin Peaks Project). The geologist drilled 28 core drill holes on the Crosby Mine site. His report was based on 200-foot depth cores. This area was 18,519 cubic yards, or approximately 20,000 tons of mineralized material. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.

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

Recent Exploration and Samplings

Recent geological surveys, provided by Geological Support Services, LLC, one of USMetals’ principal advisors have confirmed prior geological reports. It was verified that the Twin Peaks Project is on a mineralized structure and flat zone with gold and silver carrying mineralization.

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

The geological justification for the exploration project at the Twin Peaks Project is that numerous past geological studies have found gold and silver mineralization in economically viable quantities at various locations within the boundaries of the claims group. There are also areas within the claims group that contain uranium and areas containing polymetals.

The geological justification for the exploration project at the Picacho Salton Project claims is that there is visible gold in the ground and past geological studies have found gold and silver in economically viable quantities at various locations within the boundaries of the claims groups.

In 2007 we conducted additional exploration, testing, surveying and re-staking of all claims, and adding a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing proven reserves of approximately 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life based on indicated reserves is in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity.

The six month exploration timetable and budget for the Twin Peaks Project is as follows:

Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars to complete an electromagnetic flyover, a comprehensive drilling program, road repair and extensions, design and building of a test mill of 50 to 1,000 tons per day capacity. The estimate of six month time period is an estimate of time need to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The 12 week exploration timetable and budget for the Picacho Salton Project claims is as follows:

Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars to complete an electromagnetic flyover, comprehensive road repair and extensions, design and purchase of a wash plant of 10 tons per hour capacity. The estimate of twelve week time period is an estimate of time needed to perform tasks only and does not take into account delays for governmental review and approval of our mining plan. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced.

How the exploration program will be funded.

The Company anticipates that funding will be by equity or debt financing in the form of private placements, working interest joint venture, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported in Current Report on Form 8-K dated September 27, 2005, $620,000 in proceeds from a private placement and $1,200,000 in proceeds from convertible debentures in addition to contributions from the Company’s Chairman and CEO.

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

The Company is utilizing the services of Geological Support Services, LLC, Wondjina Research Institute and Biozone, Inc, for exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this Annual Report. A summary of the qualifications of Geological Support Services, LLC follows:

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

Competition.

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. USMetals will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than USMetals. In addition, USMetals will compete with other firms in its efforts to obtain financing to explore and develop mineral properties including the claims its already owns. Further, the mining industry is typified by companies with significantly greater financial resources and market recognition than the Company. At present, the Company is not a significant factor within this industry.

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers and directors named herein, an Office Manager, Field Operations, Administrative Assistant, and clerical help.

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized one principal consultant/advisor: Geological Support Services, LLC under Robert Cameron, PhD; which, in turn, employs subcontractors that perform work indirectly for The Company and its subsidiaries.

Item 1A. Risk Factors

Lack of Operating History and Earnings. The Company has no operating history or revenues. The Company expects to incur further losses in the foreseeable future due to significant costs associated with its business development, and the business development of its subsidiaries, including costs associated with its acquisition of new mining claims and/or operations. There can be no assurance that The Company’s operations will ever generate sufficient revenues to fund its continuing operations that The Company will ever generate positive cash flow from its operations, or that The Company will attain or thereafter sustain profitability in any future period.

Speculative Nature of The Company’s Proposed Operations; Dependence Upon Management. The success of The Company’s operations, independently and through its subsidiaries, and its proposed plan of operation will depend largely on the operations, financial condition, and management of The Company. While management intends to engage in the business purposes stated herein, there can be no assurance that it, or any of its subsidiaries, will be successful in conducting such business. Presently, the Company is totally dependent upon the personal efforts of its current management. The loss of any officer or director of The Company could have a material adverse effect upon its business and future prospects. The Company does not presently have key-man life insurance upon the life of any of its officers or directors. None of our management are chemists, metallurgists, mining engineers or geologists and as such do not have the technical experience in exploring for, starting, and/or operating a mine. Upon adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed; however there can be no assurance that management will be successful in raising the necessary funds, recruiting, hiring and retaining such qualified individuals. Such consultants have no fiduciary duty to The Company or its shareholders, and may not perform as expected. The success of The Company will, in significant part, depend upon the efforts and abilities of management, including such consultants as are or may be engaged in the future.

Risks Inherent In Exploration and Mining Operations. Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The Company’s Mining Claims are also indirectly subject to all hazards and risks normally incidental to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; and the risks of injury to persons, property or the environment. In particular, the profitability of gold mining operations is directly related to the price of gold. The price of gold fluctuates widely and is affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the price of gold should drop dramatically, the value of the Mining Claims could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. Selection of a property for exploration or development; the determination to construct a mine and to place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine. The volatility of gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

Uncertainty of Reserves and Mineralization Estimates. There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond The Company’s control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Environmental Risks. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to The Company (or to other companies within the gold industry) at a reasonable price. To the extent The Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available and could have a material adverse effect on The Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Proposed Federal Legislation. Over the past twelve years, the U.S. Congress has adopted revisions of the General Mining Law of 1872, which governs the creation of mining claims and related activities on Federal public lands in the United States. Similarly, the U. S. Congress and the Clinton Administration eliminated the U.S. Bureau of Mines, which was the agency responsible for gathering and maintaining data on mines throughout the United States. Beyond changes to the existing laws, the Congress or the Bush Administration may propose or adopt new laws; any such revisions could also impair USMetals’ and Southwest’s ability to develop, in the future, any mineral prospects that are located on unpatented mining claims on Federal lands.

Title to Properties. The validity of unpatented mining claims, which constitute all of The Company’s property holdings, is often uncertain and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risks than patented mining claims, or other real property interests that are owned in fee simple. The Company has not filed any patent applications for any of its properties that are located on Federal public lands in the United States, (specifically, in the States of Arizona and California), and, under changes to the General Mining Law, patents may not be available for such properties. Although management believes it has taken requisite action to acquire satisfactory title to its undeveloped properties, it does not intend to go to the expense to obtain title opinions until financing is secured to develop the property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Competition. There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than The Company. In addition, the Company will compete with other firms in its efforts to obtain financing to explore and develop mineral properties.

The Company’s Financial Statements Contain a “Going Concern Qualification.” The Company may not be able to operate as a going concern. The independent auditors’ report accompanying its financial statements contains an explanation that The Company’s financial statements have been prepared assuming that it will continue as a going concern. Note 1 to these financial statements indicates that The Company is in the development stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s audit report and financial statements are included herein as “PART F/S”.

Uncertainty As To Management’s Ability To Control Costs And Expenses. With respect to The Company’s development of its mining properties and the implementation of commercial operations, management cannot accurately project or give any assurance, with respect to its ability to control development and operating costs and/or expenses. Consequently, if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

No Dividends. The Company has not paid any dividends nor, by reason of its present financial status and contemplated financial requirements, does it anticipate paying any dividends in the foreseeable future.

Risks of Low-Priced Stocks And Possible Effect of “Penny Stock” Rules on Liquidity. Currently The Company’s stock is defined as a “penny stock” under Rule 3a51-1 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) or National Market System (“NASDAQ NMS”) and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell The Company’s stock, and therefore, may adversely affect the ability of The Company’s stockholders to sell stock in the public market.

Shares Eligible for Future Sale. A total of 33,856,459 shares of Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately 17,746,775 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC recently revised Rule 144, effective February 15, 2008, which will shorten the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

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

(See “Forward Looking Statements”, PART I).

(D) Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC internet site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principle executive offices are located at 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2007 the shareholders voted to authorize the Board of Directors to raise money from the public via equity or debt financing under terms and conditions to be determined by the Board. And the shareholders voted to approve the actions of the Board of Directors for the fiscal year ended September 30, 2006.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s securities are quoted on the OTC Bulletin Board and as of December 23, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN number A0BLBB. As of May 11, 2006 USCorp’s Class B Non-Voting Common Shares have been included in the Deutche Borse Exchange trading within the Open Market (Freiverkehr) under the Symbol “U9C.F” and the WKN# is A0JEQQ.

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2005	$0.15	$0.11
Quarter ended March 30, 2006	$0.14	$0.07
Quarter ended June 30, 2006	$0.14	$0.08
Quarter ended September 30, 2006	$0.12	$0.06
Quarter ended December 31, 2006	$0.12	$0.07
Quarter ended March 30, 2007	$0.09	$0.07
Quarter ended June 30, 2007	$0.11	$0.08
Quarter ended September 30, 2007	$0.42	$0.09

On December 31, 2007 the reported closing price for the Company’s common stock was $0.26 per share; there were approximately 535 record holders of the Company’s shares.

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

During fiscal year 2007, the Company issued an aggregate of 50,000 shares of Class A common stock for legal services rendered.

In August of 2007 the Company accepted $620,000 in subscriptions for 8,273,332 units consisting of one common A share and one warrant to purchase ½ common A share at an exercise price of $0.40 per full share, the exercise period being two years and expiring on October 4, 2009.

In June 2004, the Company commenced a private placement of 6 million units of its securities with each unit consisting of one share of preferred stock and one warrant to purchase an additional share of preferred stock at a price of $0.50 per unit. The offer has been extended until October 2008. Each preferred share is convertible into two common shares at any time at the election of the preferred shareholder. Each warrant represents the right of the holder to purchase one additional preferred share at a price of $0.50 during the two-year period following the date of their issuance. The two-year period was extended until October 2007 and has now expired.

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

During September 2004, the Company received $55,175 of subscriptions for 155,000 units in this private placement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Annual Report.

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2007, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 249 claims owned by the Company is $125 per claim for a total annual cost of $ 31,125.

All of the Company’s mining business activities are conducted at this time through its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc. Geological Support Services, LLC, has agreed to continue to supervise and direct the work of the Twin Peaks Project Team through completion of permitting.

The Company, through its wholly owned subsidiary, USMetals, owns 143 unpatented contiguous mining claims totaling 2,860 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by the mid-1980’s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

In 2007 we have conducted exploration, testing, surveying and re-staking of all claims, and added two significant claims to the group. The results of this work is the feasibility study prepared by Geological Support Services, LLC, which states in part: “The feasibility study operating plan assumes an open cast quarry type operation containing proven reserves of approximately 612,000 ounces of gold and 2,160,000 ounces of silver in 3.6 million tons of ore, grading at .17 oz. gold per ton and .6 oz. silver per ton and a revenue cutoff grade of .03 per ton, using a gold price of $600 per Troy ounce and a silver price of $12 per Troy ounce. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year, yielding an annual production of 34,748 oz. of gold and 126,000 oz. of silver the first year. Estimated mine life is 12.9 years. Production levels [and mine life] will increase as proven reserve amounts increase. The feasibility study assumes an economic base case, utilizing $600 per ounce gold and $12 per ounce silver. At such prices cash operating costs, including operating costs and initial sustaining capital are estimated at $250 dollars per ounce of gold. Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars.”

The Company, through its wholly owned subsidiary Southwest Resource development, Inc, (“Southwest”) owns 84 unpatented lode and 22 unpatented placer mining claims totaling approximately 4,600 acres in eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners and indicated the presence of economically viable deposits of precious metals.

In 2007 we conducted additional exploration, testing, surveying and re-staking of all claims, and added a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing proven reserves of approximately 231,513 ounces of gold in 6,614,666 tons of ore grading at .035 oz per ton with a cutoff grade of .015 using a gold price of $600 per troy ounce gold. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life based on indicated reserves is in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

Impairment Expense

We acquired the Twin Peaks Project asset in 2002 and have been conducting exploration work on it, with the goal of commencing mineral production, for five years. Exploration activities have confirmed the presence of mineralization on this property. However, we did not commence mining activities in the past due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to proceed with our plans to commence mining activity now that we have completed a feasibility study on the property due to persistence and our improved financial position. The feasibility study prepared by Geological Support Services, LLC, in part: “The feasibility study operating plan assumes an open cast quarry type operation containing proven reserves of approximately 612,000 ounces of gold and 2,160,000 ounces of silver in 3.6 million tons of ore, grading at .17 oz. gold per ton and .6 oz. silver per ton and a revenue cutoff grade of .03 per ton, using a gold price of $600 per Troy ounce and a silver price of $12 per Troy ounce.”

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2007 was $2,853,391 compared to $502,201 for last year, an increase of approximately 500%. The main area of increase was in consulting costs ($2,436,469 for fiscal 2007 compared to $125,358 last year). Administration expenses increased ($337,847 for fiscal 2007 compared to $289,271 last year). The increase in consulting was due to the cost of raising capital, marketing, public relations and exploration work conducted by consulting professionals. The increase in administration expense was due to the increase in salaries and space rental costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $2,853,391 for the year ended September 30, 2007 compared to loss from operations of $502,201 for the same period last year.

After interest expense in fiscal 2007 of $154,327, compared to $61,771 in the prior year, the Company realized a net loss for fiscal 2007 of $3,176,745 as compared to a net loss of $837,551 for the prior fiscal year. This loss translated into a loss of $.09 per share for fiscal 2007, compared to a loss of $.03 for fiscal 2006.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2007 cash on hand was $1,541,001 as compared with $83,573 at September 30, 2006. The Company received services in the aggregate amount of $4,500 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2007 were $1,546,432 as compared to $91,813 at September 30, 2006.

The Company’s total stockholders’ equity changed from -$1,035,844 September 30, 2006 to -$3,559,491 at September 30, 2007. The decrease in total stockholders’ equity was due to the loss from operations and the issuance of shares for services rendered.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

Off Balance Sheet Arrangements

None

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and acting Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and acting Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act, of 1934 as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

* pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

* provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

* provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 21, 2007. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2007 the Company's internal control over financial reporting is effective.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have completed the audits of the consolidated financial statements of USCorp and its internal control over financial reporting as of September 30, 2007 and September 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of USCorp at September 30, 2007 and September 30, 2006 and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit of consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2007 and September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 and September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO.

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

Monmouth Beach, New Jersey
December 21, 2007

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2007 and September 30, 2006

	30-Sep-07	30-Sep-06

ASSETS

Current assets:
Cash	$1,541,001	$83,573

Total current assets	$1,541,001	$83,573

Other assets:
Equipment- net	5,431	8,240

Total assets	$1,546,432	$91,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$2,410,918	$73,317
Subscriptions payable	569,323	0
Total current liabilities	$2,980,241	$73,317

Gold bullion loan	1,205,484	979,175
Convertible debenture payable	639,770	0
Advances payable to shareholder	205,263	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding at September 30, 2007	0	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding	70,165	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2006 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,806,462 shares at September 30, 2006 and 33,856,462 at September 30, 2007	$338,564	$338,064
Additional paid in capital	7,839,031	7,186,433
Accumulated deficit - exploration stage	(11,737,086)	(8,560,341)
Total shareholders' deficit	(3,559,491)	(1,035,844)

Total Liabilities & Shareholders' Deficit	$1,546,432	$91,813

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2007 and September 30, 2006
and from Inception, May 1989 through September 30, 2007

			Inception
	30-Sep-07	30-Sep-06	to Date
General and administrative expenses:
Consulting	$2,436,469	$125,358	$5,688,336
Administration	337,847	289,271	4,043,800
License expense	30,125	29,250	190,684
Professional fees	48,878	58,322	493,327
Total general & administrative expenses	2,853,319	502,201	10,416,147

Net loss from operations	$(2,853,319)	$(502,201)	$(10,416,147)

Other income (expenses):
Interest expense	(154,327)	(61,771)	(253,389)
Loss on unhedged derivative	(169,099)	(273,579)	(454,931)
(Loss) gain on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(3,176,745)	$(837,551)	$(11,724,467)

Provision for income taxes	0	0	0

Net loss before extraordinary item	$(3,176,745)	$(837,551)	$(11,724,467)

Extraordinary item:
Loss on early extinguishment of debt (net of tax)	0	0	(12,619)

Net loss	$(3,176,745)	$(837,551)	$(11,737,086)

Basic & fully diluted net loss per common share	$(0.09)	$(0.03)

Weighted average of common shares outstanding:
Basic & fully diluted	33,844,237	33,811,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2007 and September 30, 2006
and from Inception, May 1989 through September 30, 2007

			Inception
	30-Sep-07	30-Sep-06	to Date
Operating Activities:
Net loss	$(3,176,745)	$(837,551)	$(11,737,086)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	5,000	79,650	1,922,520
Depreciation expense	4,474	3,434	10,483
Interest expense	154,327	61,771	253,389
Impairment expense	0	0	2,449,465
Loss on early extinguishment of debt (net of tax)	0	0	12,619
Loss on unhedged underlying derivative	169,099	273,579	454,931
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	2,337,601	26,196	2,410,918
Net cash used by operations	$(506,244)	$(392,921)	$(3,622,761)

Investing activities:
Purchase of office equipment	$(1,665)	$(7,668)	$(15,914)
Net cash used by investing activities	(1,665)	(7,668)	(15,914)

Financing activities:
Issuance of common stock	$0	$0	$2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	635,663
Subscriptions received	569,323	0	569,323
Issuance of convertible notes	1,200,000	0	1,200,000
Advances received (paid) shareholder	196,014	(143,210)	196,014
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	1,965,337	(143,210)	5,179,676

Net increase (decrease) in cash during the period	$1,457,428	$(543,799)	$1,541,001

Cash balance at beginning of the fiscal year	83,573	627,372	0

Cash balance at September 30th	$1,541,001	$83,573	$1,541,001

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2007

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	$847	$1,185,153	$520,000	$1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	$847	$1,185,153	$1,628,000	$2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	$852	$1,217,564	$2,094,000	$3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	$852	$1,217,564	$(1,022,767)	$195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	$852	$1,217,564	$(1,086,155)	$132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Stock issued for mining claim	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock	50,000	500	59,874		60,374	$0.06

Stock issued for services	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-unaudited	300,038	$3,001	$1,905,546	$(1,308,547)	$600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-unaudited	300,038	$3,001	$1,964,214	$(1,367,215)	$600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-unaudited	300,038	$3,001	$1,992,868	$(1,393,920)	$601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-unaudited	300,038	$3,001	$2,015,618	$(2,018,619)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-unaudited	453,573	$4,536	$2,668,851	$(2,673,387)	$0

Issued stock to purchase mining claim	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to employees	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-unaudited	24,921,073	$249,211	$5,017,122	$(5,265,058)	$1,275

Issued stock for services	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	$257,931	$5,366,425	$(6,130,345)	$(505,989)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	$329,214	$7,115,633	$(7,722,790)	$(277,943)

Issued stock for services	885,000	8,850	70,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,462	$338,064	$7,186,433	$(8,560,341)	$(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Beneficial conversion feature			648,098		648,098

Net loss for the fiscal year				(3,176,745)	(3,176,745)

Balance at September 30, 2007	33,856,462	$338,564	$7,839,031	$(11,737,086)	$(3,559,491)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2007 and September 30, 2006

1. Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns the mineral rights to 143 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 22 Placer and 84 Lode Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

The Company has no business operations to date and has defined itself as an “exploration stage” company.

Exploration Stage Company- the Company has no operations or revenues since its inception and therefore qualifies for treatment as an Exploration Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “accumulated deficit- exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant inter-company balances have been eliminated.

Use of Estimates- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

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

Convertible Debentures Payable- The Company applies Emerging Issues Task Force (EITF) No. 98-5, Accounting for Convertible Debt Issued with Beneficial Conversion Features. EITF No. 98-5 requires that a beneficial conversion feature be recognized upon the issuance of the debt with a favorable conversion feature, and the resultant debt discount be amortized to interest expense during the period from the date of issuance to the date the securities become convertible.

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

Recent accounting pronouncements:

SFAS 155, "Accounting for Certain Hybrid Financial Instruments”—an amendment of FASB Statements No. 133 and 140" (`SFAS No. 155"). This Statement shall be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company's consolidated financial statements.

SFAS 157, "Fair Value Measurements", defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management does not expect adoption of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 ("EITF No. 05-6"), "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination." EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company's consolidated financial statements.

2. Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principals, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no business operations and continues to rely on financing and the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Twin Peaks Project has been submitted to theBureau of Land Management and is being reviewed by them. Additional applications are being prepared for the Twin Peaks Project and the Picacho Salton Project and are being reviewed for submission to Federal, State and local authorities.

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as the required permits and approvals have been granted. Due to the nature of the ore bodies of the Company’s current properties Management believes it will begin commercial scale operations on our Picacho Salton Project. Then Management plans to begin commercial scale operations on the Twin Peaks Project.

* Continue exploration and ramp up permitting process to meet ongoing and anticipated demand for gold, silver, uranium, aggregate, decorative rock and polymetalic ores resulting from our planned commercial scale production activities.

* Augment our mining exploration team with quality and results-oriented people as needed. Upon adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed to handle mining operations, acquisitions and development of existing and future mineral resource properties.

* Put together a strategic alliance of consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively under USCorp's management.

* In calendar 2008 Management will launch an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the company’s web sites

* Attend and exhibit at industry and investment trade shows

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company's growth plans.

* Rearrange our finances for better return and insured coverage.

3. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. The effects of the preferred and common stock warrants and the debentures convertible into shares of common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive. At September 30, 2007, the convertible financial instruments outstanding are convertible into 9,910,000 shares of common stock.

Loss per share has been calculated as follows:

	30-Sep-07	30-Sep-06

Net loss before cumulative preferred dividend	$(3,176,745)	$(837,551)

Cumulative dividend preferred	(20,978)	(13,228)

Net loss	$(3,197,723)	$(850,779)

Weighted average	33,844,237	33,811,557

Basic & fully diluted net loss per common share	$(0.09)	$(0.03)

4. Concentrations of Credit

The Company has deposits at a bank that are approximately $1.4 million in excess of insured amounts.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2007. In September 2007, the holder of the promissory note extended the maturity date until September 27, 2009 at the previous terms. The loss on the underlying derivative gold contract has been calculated as follows.

	30-Sep-07	30-Sep-06

Carrying value of loan	$750,553	$693,343

Fair value of loan	1,205,484	979,175

Life to date loss on un-hedged underlying derivative	$(454,931)	$(285,832)

6. Equipment

A summary of equipment at September 30, 2007 and September 30, 2006 is as follows:

	30-Sep-07	30-Sep-06

Office equipment	$15,914	$14,249
Accumulated depreciation	(10,483)	(6,009)

Net equipment	$5,431	$8,240

Depreciation expense for fiscal years 2007 and 2006 was $4,474 and $3,434, respectively.

7. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, Gold Bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2007 and September 30, 2006.

8. Issuances of Common Stock and Preferred Stock

During fiscal year 2006, the Company issued 885,000 shares of common stock to consultants for services rendered.

During fiscal year 2007, the Company issued 50,000 shares of stock to legal consultants for services rendered.

In the fourth quarter of fiscal year 2007, the Company opened an offering of 8,000,000 shares of Class A common stock to the public under Regulation D of the Securities Exchange Act of 1934, as amended. Each unit consisting of one share of Class A common stock and a warrant to purchase one half of one share of Class A common stock was offered for sale at $.075. The holder of two warrants would enable the holder to purchase one share of Class A common stock for forty cents extending for a period of two years. The offering was closed by September 30, 2007 and the Company received net subscription proceeds of $569,323. In October 2007, the Company issued 8,273,332 shares of Class A common stock and warrants to purchase 4,136,666 shares of Class A common stock to the subscribers.

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 5,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

9. Preferred Stock Warrants Outstanding

The following is a summary of preferred stock warrants outstanding at September 30, 2007:

Preferred B Warrants Outstanding

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	To Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.25	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.25	1.55

Issued	0

Outstanding at September 30, 2007	155,000	$0.25	0.02

10. Convertible Debenture

During the fiscal year ended September 30, 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures are convertible into common stock at $0.125 per share. The debentures have an interest rate of 5% and mature in December 2009 to September 2010. As a result of the issuance of the debentures, the Company allocated $648,098 to stockholders’ equity as a result of the favorable conversion feature of the debentures. The Company is amortizing the beneficial conversion feature to interest expense over the life of the debenture.

The balance of the convertible debt at September 30, 2007 is as follows:

Convertible debt payable	$1,200,000
Unamortized beneficial conversion feature	(560,230)

Net convertible debt payable	$639,770

11. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Sep-07	30-Sep-06

Net loss before provision for income taxes	$(3,176,745)	$(837,551)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(651,774)	(442,125)
Allowance for recoverability	651,774	442,125
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$651,774	$442,125
Allowance for recoverability	(651,774)	(442,125)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Related Party Transactions

During fiscal years 2007 and 2006, the chief executive officer and majority shareholder provided office space to the Company. The Company paid $36,559 and $38,883 in fiscal years 2007 and 2006, respectively, for the use of the office and storage space.

During fiscal year 2007, the chief executive officer and majority shareholder advanced $196,014 to The Company for use in its operations at no interest. The Company has imputed interest on the advances at its cost of capital and has recorded an interest charge of $9,249 on the advances in the statement of operations.

During fiscal years 2007 and 2006, the Company paid $119,830 and 37,874, respectively, to consultants, some of whom are shareholders, for promotional, marketing, and clerical services.

13. Subsequent Events

In October 2007, the Company issued 8,273,332 shares of Class A common stock and warrants to purchase 4,136,666 Class A common stock to the subscribers as discussed in Note 7.

In October 2007, 10,000 shares of preferred B stock were converted into 20,000 shares of Class A common stock.
In addition, in October 2007, all 155,000 of the preferred B stock warrants expired.

In October 2007, $300,000 of the convertible debentures was converted into 2.4 million restricted shares of Class A common stock.

In October 2007, the Company issued 6.8 million shares of common stock to various consultants for services rendered in the areas of marketing, investor relations, public relations, technical, professional and corporate advice.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

In October 2004 the shareholders approved a new class of Common Stock, 250,000,000 shares of $.001 par value Series B Common Stock. Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series “Class B” of $.001 par value common stock in the amount of 250,000,000 shares.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position Held
Robert Dultz	66	Chief Executive Officer, acting Chief Financial Officer and Chairman
Larry Dietz	60	President, Secretary, Treasurer and Director
Carl W. O’Baugh	76	Director
Judith Ahrens	67	Director

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

Larry Dietz, the Company’s President and Director since January 2002, and Secretary-Treasurer since June 2006 and has a 20-year association with the Twin peaks property and is former President of a prior corporate owner of the Twin Peaks claims. He served as President of Dietz and Associates, a mining consultancy, since 1982 and He is an expert in Arizona’s geology. Dietz authored the Arizona Mineral Industry Location System, a database identifying all known mineral occurrences in the state. He is Registered Expert Witness with the Technical Advisory Services for Attorneys. Associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz currently works full time for PacifiCare at the Arizona State Retirement System. He devotes less than 15% of his time to USCorp

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has a 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of a prior corporate owner of the Twin Peaks claims. Former President of Golconda Gems, Inc, a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Extensive knowledge and experience of gems, minerals and metals. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

Judith Ahrens an Independent Director of the Company since July 2003. Ms. Ahrens is a former lobbyist in Washington DC and has worked in public relations for National and State elected officials. From 2000 to 2006 Ms. Ahrens worked full time for National Grants Conferences. She is now working full time in Presidential Campaign work. She devotes less than 10% of her time to USCorp.

(a) Family relationships.

There are no family relationships among the officers or directors.

(b) Involvement in certain legal proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

(c) Adoption of Code of Ethics.

On September 22, 2004 USCorp adopted a Code of Ethics for officers and directors of the Company, included in this Annual Report as Exhibit 14.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”) and each exchange (or market quotation system) on which the Company’s securities are registered. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2007 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

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

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz c/o USCorp, 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102	7,595,525	22.47%

Common	Dultz Family Trust, Robert Dultz Trustee c/o USCorp, 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102	10,000,000	29.58%

Common	Larry Dietz c/o USCorp, 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102	51,000	0.15%

Common	Carl O’Baugh c/o USCorp, 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102	50,250	0.15%

Common	Judith Ahrens c/o USCorp, 4535 W. Sahara Ave, Suite 204, Las Vegas, NV 89102	50,000	0.15%

Common	Officers, Directors and Affiliates as a group	17,746,775	52.50%

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC for the reports covering fiscal 2006 and 2007 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2006 and September 30, 2007 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $6,300 for fiscal 2006 and $7,500 for audit and quarterly review of interim financial statements filed on Form 10QSB, respectively, during fiscal 2007.

Audit-Related Fees

Donahue Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Donahue Associates, LLC has provided professional services for tax compliance, tax advice and tax planning in the amount of $450 during fiscal 2007.

Other Fees

No other fees were paid to Donahue Associates, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

Dated: January 10, 2008	By:	/s/ Larry Dietz
Larry Dietz
President, Secretary-Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief Executive Officer	January 10, 2008
Robert Dultz	and acting Chief Financial Officer

/s/ Larry Dietz	President, Secretary-Treasurer	January 10, 2008
Larry Dietz	and Director

/s/ Carl O’Baugh	Director	January 10, 2008
Carl O’Baugh

/s/ Judith Ahrens	Director	January 10, 2008
Judith Ahrens