Form 10QSB
period 2007-12-31
USCORP
filed 2008-02-20
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________

Commission File Number 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of February 19, 2008, the Registrant had 51,756,416 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of December 31, 2007 and December 31, 2006 (unaudited)	3

Consolidated Statements of Operations for the Three Months & Quarter Ended December 31, 2007 and December 31, 2006 and from Inception, May 1989 through June 30, 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2007 and December 31, 2006 and from Inception, May 1989 through June 30, 2006 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2007	6

Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	16

PART II — OTHER INFORMATION	17

Item 6. Exhibits	17

SIGNATURES	17

PART I. FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
As of December 31, 2007 and September 30, 2007

	31-Dec-07	30-Sep-07
	Unaudited
ASSETS
Current assets:
Cash	$1,350,846	$1,541,001

Total current assets	$1,350,846	$1,541,001

Other assets:
Equipment- net	4,347	5,431

Total assets	$1,355,193	$1,546,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$2,429,028	$2,410,918
Subscriptions payable	569,323	569,323
Total current liabilities	$2,998,351	$2,980,241

Gold bullion loan	1,495,110	1,205,484
Convertible debenture payable	775,429	639,770
Advances payable to shareholder	195,764	205,263
Shareholders’ equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding at September 30, 2007	0	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding	70,165	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2006 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,856,462 shares at September 30, 2007 and 33,856,462 at December 31, 2007	$338,564	$338,564
Additional paid in capital	7,839,031	7,839,031
Accumulated deficit - exploration stage	(12,362,221)	(11,737,086)
Total shareholders’ deficit	(4,184,626)	(3,559,491)

Total Liabilities & Shareholders’ Deficit	$1,355,193	$1,546,432

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2007 and December 31, 2006
and from Inception, May 1989 through December 31, 2007

			Inception
	31-Dec-07	31-Dec-06	to Date
	Unaudited	Unaudited
General and administrative expenses:
Consulting	$9,310	$5,492	$5,697,646
Administration	146,868	85,763	4,203,287
License expense	0	266	190,684
Professional fees	43,672	9,864	536,999
Total general & administrative expenses	199,850	101,385	10,628,616

Net loss from operations	($199,850)	($101,385)	($10,628,616)

Other income (expenses):
Interest expense	(150,079)	(14,420)	(403,468)
Loss on unhedged derivative	(275,206)	(45,139)	(730,137)
(Loss) gain on mining claim	0	0	(600,000)

Net loss before provision for income taxes	($625,135)	($160,944)	($12,362,221)

Provision for income taxes	0	0	0

Net loss	($625,135)	($160,944)	($12,362,221)

Basic & fully diluted net loss per common share	($0.02)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	33,856,461	33,807,560

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Quarters Ended December 31, 2007 and December 31, 2006
and from Inception, May 1989 through December 31, 2007

			Inception
	31-Dec-07	31-Dec-06	to Date
	Unaudited	Unaudited
Operating Activities:
Net loss	($625,135)	($160,944)	($12,362,221)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees		5,000	1,922,520
Depreciation expense	1,084	1,196	11,567
Interest expense	150,079	14,420	403,468
Impairment expense	0	0	2,449,465
Loss on unhedged underlying derivative	275,206	45,139	730,137
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	18,111	3,259	2,429,029
Net cash used by operations	($180,655)	($91,930)	($3,816,035)

Investing activities:
Purchase of office equipment	$0	$0	($15,914)
Net cash used by investing activities	0	0	(15,914)

Financing activities:
Issuance of common stock	$0	$0	$2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	18,455	0	666,737
Subscriptions received	0	0	569,323
Issuance of convertible notes	0	300,000	1,200,000
Advances received (paid) shareholder	(27,955)	11,789	168,059
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	(9,500)	311,789	5,182,795

Net increase (decrease) in cash during the period	($190,155)	$219,859	$1,350,846

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at December 31st	$1,350,846	$303,432	$1,350,846

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2007

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *
Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	$847	$1,185,153	$520,000	$1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	$847	$1,185,153	$1,628,000	$2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	$852	$1,217,564	$2,094,000	$3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	$852	$1,217,564	($1,022,767)	$195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	$852	$1,217,564	($1,086,155)	$132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	$852	$1,217,564	($1,218,416)	$0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	$852	$1,217,564	($1,218,416)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *
Stock issued for mining claim	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock	50,000	500	59,874		60,374	$0.06

Stock issued for services	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-unaudited	300,038	$3,001	$1,905,546	($1,308,547)	$600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-unaudited	300,038	$3,001	$1,964,214	($1,367,215)	$600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-unaudited	300,038	$3,001	$1,992,868	($1,393,920)	$601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-unaudited	300,038	$3,001	$2,015,618	($2,018,619)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *
Issuance of common stock	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-unaudited	453,573	$4,536	$2,668,851	($2,673,387)	$0

Issued stock to purchase mining claim	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to employees	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-unaudited	24,921,073	$249,211	$5,017,122	($5,265,058)	$1,275

Issued stock for services	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	$257,931	$5,366,425	($6,130,345)	($505,989)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *
Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	($7,094,453)	($113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	$329,214	$7,115,633	($7,722,790)	($277,943)

Issued stock for services	885,000	8,850	70,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,462	$338,064	$7,186,433	($8,560,341)	($1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Beneficial conversion feature			648,098		648,098

Net loss for the fiscal year				(3,176,745)	(3,176,745)

Balance at September 30, 2007	33,856,462	338,564	7,839,031	(11,737,086)	(3,559,491)

Net loss for the period				(625,135)	(625,135)

Balance at September 30, 2007	33,856,462	$338,564	$7,839,031	($12,362,221)	($4,184,626)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Quarters Ended December 31, 2007 and December 31, 2006

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns the mineral rights to 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 22 Placer and 84 Lode Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

Mineral Properties- Costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the claims groups are capitalized. Costs to conduct exploration and assay work are expensed as incurred. Costs that are capitalized are periodically assessed for impairment of value and a loss will be recognized at the time of impairment.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Twin Peaks Project has been submitted to the Bureau of Land Management and is being reviewed by them. Additional applications are being prepared for the Twin Peaks Project and the Picacho Salton Project and are being reviewed for submission to Federal, State and local authorities.

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

* Put together a strategic alliance of consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively under USCorp’s management.

* In calendar 2008 Management will launch an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the company’s web sites

* Attend and exhibit at industry and investment trade shows

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company’s growth plans.

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

Loss per share has been calculated as follows:

	31-Dec-07	31-Dec-06
Net loss before cumulative preferred dividend	($625,135)	($160,944)

Cumulative dividend preferred	(22,932)	(15,182)

Net loss	($648,067)	($176,126)

Weighted average	33,856,461	33,807,560

Basic & fully diluted net loss per common share	($0.02)	($0.01)

4.	Gold Bullion Promissory Note

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

31-Dec-07

Carrying value of loan	$764,973

Fair value of loan	1,495,110

Life to date loss on unhedged underlying derivative	($730,137)

5.	Equipment

A summary of equipment at December 31, 2007 and September 30, 2007 is as follows:

	31-Dec-07	30-Sep-07
Office equipment	$15,914	$15,914
Accumulated depreciation	(11,567)	(10,483)

Net equipment	$4,347	$5,431

Depreciation expense for the quarters ended December 31, 2007 and December 31, 2006 was $1,084 and $1,196, respectively.

6.	Preferred Stock Warrants Outstanding

The following is a summary of common stock warrants outstanding at December 31, 2007:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity
Balance at September 30, 2007	4,136,666	$0.40	2.20

Outstanding at December 31, 2007	4,136,666	$0.40	1.78

The warrants to purchase preferred stock expired in October 2007.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity
Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.25	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.25	1.55

Issued	0

Outstanding at September 30, 2007	155,000	$0.25	$0.02

Expired	(155,000)

Outstanding at December 31, 2007	0	$0.00	0.00

7. Convertible Debenture

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

The balance of the convertible debt at December 31, 2007 is as follows:

Convertible debt payable	$1,200,000
Unamortized beneficial conversion feature	(424,571)

Net convertible debt payable	$775,429

8. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Dec-07	31-Dec-06

Net loss before provision for income taxes	($625,135)	($101,385)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(565,533)	(94,756)
Allowance for recoverability	565,533	94,756
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$565,533	$94,756
Allowance for recoverability	(565,533)	(94,756)
Deferred tax benefit	$0	$0

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

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

Results of Operations

Comparison of operating results for the three months ended December 31, 2007 and December 31, 2006:

The Company has no revenues through the date of this report.

General and administrative expenses were $199,850 compared to $101,385 for the same period a year ago. Consulting costs increased from $5,492 to $9,310 in the three months ended December 31, 2007 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter. Administration costs increased from $85,763 in the three months ended December 31, 2006 to $146,868 for the three months ended December 31, 2007 due to increase costs for clerical help, office staff and salaried employees, and investor and public relations costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $199,850 for the three months ended December 31, 2007, compared to loss from operations of $101,385 for the same period last year.

Interest expense increased to $150,079 during the first Three months of fiscal 2008 compared to $14,420 the first Three months of fiscal year 2007 as a result of the Gold Bullion Loan borrowed at the end of September 2005. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $275,206 for the first Three months of fiscal year 2008.

Net loss for the first Three months of fiscal year 2008 was $625,135, or $0.02 per share compared to a loss of $160,944, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2007 cash on hand was $1,350,846 as compared with $1,541,001 at September 30, 2007. During the first Three months of fiscal year 2007, the Company used $199,850 for its operations.

At December 31, 2007, the Company had working capital of $1,350,846 compared to a working capital of $1,541,001 at September 30, 2007. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at December 31, 2007 were $1,355,193 as compared to $1,543,432 at September 30, 2007. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ equity decreased to a deficit of $4,187,626 at December 31, 2007. The decrease in stockholders’ equity was the result of operating losses of $1,199,850 for the three months ended December 31, 2007.

Conversion of Convertible Debenture

On May 2, 2007 we announced in a press release a $1.2 million commitment by a private Swiss fund. The fourth and final traunch of $300,000 was received in early October, 2007, completing the commitment. During October, 2007 the first debenture was converted to 2,400,000 shares of common stock. These shares are restricted from resale under rule 144.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Previously Reported

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, during fiscal 2007, the Company issued four Convertible Debentures in the principal face amount of $300,000 each. The Convertible Debenture is convertible in to common stock at the rate of $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears.

The fourth and final traunch of $300,000 was received in early October, 2007, completing the $1.2 million commitment. During October, 2007 the first debenture was converted to 2,400,000 shares of common stock. These shares are restricted from resale under rule 144.

As previously reported on Form 10KSB, in September of 2007 we received $620,000 from a private east coast finance group as the result of a private placement. The Company offered one unit for $0.075, each unit consisting of one share of common stock and one warrant to purchase ½ share of common stock at an exercise price of $0.40 per one full share. The exercise period is two years, expiring in October 2009.

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
Dated: February 19, 2008