Form 10QSB/A
period 2007-12-31
USCORP
filed 2008-02-25
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
 (Amendment No. 1)

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

4535 W. SAHARA AVE., SUITE 200
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

Explanatory Note: On February 19, 2008 we filed Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 (“10-QSB”). This amendment Number 1 to the 10-QSB amends the Consolidated Balance Sheets and Consolidated Statement of Operations and accompanying statements for the periods ending December 31, 2007 and 2006 in that the on the Consolidated Balance Sheet Common Stock A issued and outstanding shows the increase in the total issued and outstanding at the end of the period, Current Liabilities have decreased as has the Convertible Debenture Payable, Accounts Payable and Accrued Expenses also decreased; on the Consolidated Statement of Operations the Interest Expense increased as well as Net loss before provision for income taxes, Basic & fully diluted net loss per common share decreased while Weighted average of common shares outstanding Basic and fully diluted increased; On the Consolidated Statements of Cash Flows the Net cash provided by financing activities did not change, but two items in that section were reclassified; in the Statement of Changes in Shareholders Equity the number of shares issued during the quarter was added.

USCORP

PART I -- FINANCIAL INFORMATION	4

Item 1. Financial Statements	5

Consolidated Balance Sheet as of December 31, 2007 and December 31, 2006 (unaudited)	5

Consolidated Statements of Operations for the Three Months & Quarter Ended December 31, 2007 and December 31, 2006 and from Inception, May 1989 through June 30, 2006 (unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2007 and December 31, 2006 and from Inception, May 1989 through June 30, 2006 (unaudited)	7

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2007	8

Notes to Consolidated Financial Statements (unaudited)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Controls and Procedures	20

PART II -- OTHER INFORMATION	21

Item 6. Exhibits	22

SIGNATURES	22

PART I.  FINANCIAL INFORMATION

DONAHUE ASSOCIATES, LLC
27 BEACH ROAD, SUITE CO5-A
MONMOUTH BEACH, NJ. 07750

PHONE: (732) 229-7723

We have reviewed the financial statements of US Corp for the quarters ending December 31, 2007 and December 31, 2006 in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these performance tables are the representation of the certified trading advisor.

A review consists principally of inquiries of the individual and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements of US Corp for the quarters ending December 31, 2007 and December 31, 2006.

/s/ Brian Donahue
Donahue Associates L.L.C.
Monmouth Beach, NJ.
February 21, 2008

USCorp
(an Exploration Stage Company)
Consolidated Balance Sheet
As of December 31, 2007 and September 30, 2007

	Unaudited
ASSETS	31-Dec-07	30-Sep-07

Current assets:
Cash	$1,350,846	$1,541,001
Total current assets	$1,350,846	$1,541,001

Other assets:
Equipment- net	4,347	5,431
Total assets	$1,355,193	$1,546,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$389,028	$2,410,918
Subscriptions payable	0	569,323
Total current liabilities	$389,028	$2,980,241

Gold bullion loan	1,495,110	1,205,484
Convertible debenture payable	487,426	639,770
Advances payable to shareholder	195,764	205,263

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
10% stated dividend, stated value $0.50, 10,000,000 shares authorized,
no shares outstanding at September 30, 2007	0	0
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding at September 30, 2007
and 141,687 at December 31, 2007	63,498	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2006
and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,856,462 shares at September 30, 2007
and 51,756,416 at December 31, 2007	$517,564	$338,564
Additional paid in capital	10,576,021	7,839,031
Accumulated deficit - exploration stage	(12,374,218)	(11,737,086)
Total shareholders' deficit	(1,280,633)	(3,559,491)
Total Liabilities & Shareholders' Deficit	$1,355,193	$1,546,432

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statements of Operations
For the Quarters Ended December 31, 2007 and December 31, 2006
and from Inception, May 1989 through December 31, 2007

	3 Months	3 Months	Inception
	31-Dec-07	31-Dec-06	to Date
General and administrative expenses:
Consulting	$9,310	$5,492	$5,697,646
Administration	146,868	85,763	4,203,287
License expense	0	266	190,684
Professional fees	43,672	9,864	536,999
Total general & administrative expenses	199,850	101,385	10,628,616

Net loss from operations	($199,850)	($101,385)	($10,628,616)

Other income (expenses):
Interest expense	(162,076)	(14,420)	(415,465)
Loss on unhedged derivative	(275,206)	(45,139)	(730,137)
(Loss) gain on mining claim	0	0	(600,000)
Net loss before provision for income taxes	($637,132)	($160,944)	($12,374,218)

Provision for income taxes	0	0	0
Net loss	($637,132)	($160,944)	($12,374,218)

Basic & fully diluted net loss per common share	($0.01)	($0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	49,517,400	33,807,560

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Quarters Ended December 31, 2007 and December 31, 2006
and from Inception, May 1989 through December 31, 2007

	Unaudited	Unaudited	Inception
	31-Dec-07	31-Dec-06	to Date
Operating Activities:
Net loss	($637,132)	($160,944)	($12,374,218)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees		5,000	1,922,520
Depreciation expense	1,084	1,196	11,567
Interest expense	162,076	14,420	415,465
Impairment expense	0	0	2,449,465
Loss on unhedged underlying derivative	275,206	45,139	730,137
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	18,111	3,259	2,429,029
Net cash used by operations	($180,655)	($91,930)	($3,816,035)

Investing activities:
Purchase of office equipment	$0	$0	($15,914)
Net cash used by investing activities	0	0	(15,914)

Financing activities:
Issuance of common stock	$0	$0	$2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	666,737
Subscriptions received	0	0	569,323
Issuance of convertible notes	0	300,000	1,200,000
Advances received (paid) shareholder	(9,500)	11,789	168,059
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	(9,500)	311,789	5,182,795

Net increase (decrease) in cash during the period	($190,155)	$219,859	$1,350,846

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at December 31st	$1,350,846	$303,432	$1,350,846

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to December 31, 2007
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock and warrants	8,673,329	86,734	482,589		569,323	$0.07

Issued stock for services	6,800,000	68,000	1,972,000		2,040,000	$0.30

Conversion of debenture	2,400,000	24,000	276,000		300,000	$0.13

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Net loss for the fiscal year				(637,132)	(637,132)

Balance at September December 31, 2007	51,756,416	$517,564	$10,576,021	($12,374,218)	($1,280,633)

*- Price adjusted for splits.

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

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

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

Loss per share has been calculated as follows:

	31-Dec-07	31-Dec-06

Net loss before cumulative preferred dividend	($637,132)	($160,944)

Cumulative dividend preferred	(22,893)	(15,182)

Net loss	($660,025)	($176,126)

Weighted average	49,517,400	33,807,560

Basic & fully diluted net loss per common share	($0.01)	($0.01)

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

31-Dec-07

Carrying value of loan	$764,973

Fair value of loan	1,495,110

Life to date loss on unhedged underlying derivative	($730,137)

5. Equipment

A summary of equipment at December 31, 2007 and September 30, 2007 is as follows:

	31-Dec-07	30-Sep-07

Office equipment	$15,914	$15,914
Accumulated depreciation	(11,567)	(10,483)
Net equipment	$4,347	$5,431

Depreciation expense for the quarters ended December 31, 2007 and December 31, 2006 was $1,084 and $1,196, respectively.

6. Stock Warrants Outstanding

The following is a summary of common stock warrants outstanding at December 31, 2007:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at September 30, 2007	4,136,666	$0.40	1.76

The warrants to purchase preferred stock expired in October 2007.

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2004	0

Issued	155,000

Outstanding at September 30, 2005	155,000	$0.25	2.29

Issued	0

Outstanding at September 30, 2006	155,000	$0.25	1.55

Issued	0

Outstanding at September 30, 2007	155,000	$0.25	$0.02

Expired	(155,000)

Outstanding at December 31, 2007	0	$0.00	0.00

7. Convertible Debenture

During the fiscal year ended September 30, 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures are convertible into common stock at $0.125 per share. The debentures have an interest rate of 5% and mature in December 2009 to September 2010. As a result of the issuance of the debentures, the Company allocated $648,098 to stockholders’ equity as a result of the favorable conversion feature of the debentures. The Company is amortizing the beneficial conversion feature to interest expense over the life of the debenture. In October 2007, the holder of the debentures converted $300,000 of the debentures to 2,400,000 shares of common stock.

The balance of the convertible debt at December 31, 2007 is as follows:

Convertible debt payable	$900,000
Unamortized beneficial conversion feature	(412,574)
Net convertible debt payable	$487,426

8. Income Tax Provision

	31-Dec-07	31-Dec-06

Net loss before provision for income taxes	($637,132)	($101,385)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(570,404)	(94,756)
Allowance for recoverability	570,404	94,756
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$570,404	$94,756
Allowance for recoverability	(570,404)	(94,756)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2026 and 2027 and may not be recoverable upon the purchase of the Company under current IRS statutes

Provision for income taxes is comprised of the following:

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

Interest expense increased to $162,076 during the first Three months of fiscal 2008 compared to $14,420 the first Three months of fiscal year 2007 as a result of the Gold Bullion Loan borrowed at the end of September 2005. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $275,206 for the first Three months of fiscal year 2008.

Net loss for the first Three months of fiscal year 2008 was $637,132, or $0.01 per share compared to a loss of $160,944, or $0.01 per share for the same period last year.

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

Total assets at December 31, 2007 were $1,355,193 as compared to $1,546,432 at September 30, 2007. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit decreased to a deficit of $1,280,633 at December 31, 2007 compared to a deficit of 3,559,491 at September 30, 2007. The decrease in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $199,850 for the three months ended December 31, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Previously Reported

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, during fiscal 2007, the Company issued four Convertible Debentures in the principal face amount of $300,000 each. The Convertible Debenture is convertible into common stock at the rate of $0.125 per share anytime within the three year term. The interest rate is 5% of the unpaid principal, payable annually in arrears.

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
Dated: February 24, 2008