Form 10QSB
period 2008-03-31
USCORP
filed 2008-05-06
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ____________

Commission File Number 000-19061

USCORP
(Exact name of registrant as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 5, 2008, the Registrant had 51,756,416 shares of Common Stock, par value $.01 per share, outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2008 and March 31, 2007 (unaudited)	4

Consolidated Statements of Operations for the Three Months & Quarter Ended March 31, 2008 and March 31, 2007 and from Inception, May 1989 through March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and March 31, 2007 and from Inception, May 1989 through March 31, 2008 (unaudited)	6

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2008	7

Notes to Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6. Exhibits	19

SIGNATURES	19

PART I. FINANCIAL INFORMATION

DONAHUE ASSOCIATES, L.L.C.
27 BEACH ROAD, SUITE CO5-A

MONMOUTH BEACH, NJ 07750

Phone: (732) 229-7723

Consent of Certified Public Accountants

To the Board of Directors and Stockholders of USCorp:

We have reviewed the 10QSB March 31, 2008 and consent to its issuance.

/s/ Brian Donahue
Donahue Associates LLC
May 5, 2008

USCorp
(an Exploration Stage Company)
Balance Sheet
As of March 31, 2008 and September 30, 2007

	Unaudited
	31-Mar-08	30-Sep-07

ASSETS
Current assets:
Cash	$923,129	$1,541,001
Total current assets	$923,129	$1,541,001

Other assets:
Equipment- net	3,417	5,431

Total assets	$926,546	$1,546,432

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable & accrued expenses	$385,702	$2,410,918
Subscriptions payable	0	569,323
Total current liabilities	$385,702	$2,980,241

Gold bullion loan	1,525,339	1,205,484
Convertible debenture payable	568,471	639,770
Advances payable to shareholder	0	205,263

Shareholders’ equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at March 31, 2008	63,498	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at March 31, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,856,462 shares at September 30, 2007 and 51,756,416 at March 31, 2008	$517,564	$338,564
Additional paid in capital	10,561,666	7,839,031
Accumulated deficit - exploration stage	(12,700,694)	(11,737,086)
Total shareholders’ deficit	(1,621,464)	(3,559,491)

Total Liabilities & Shareholders’ Deficit	$926,546	$1,546,432

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Six Months Ended March 31, 2008 and March 31, 2007
and from Inception, May 1989 through March 31, 2008

	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-08	31-Mar-07	31-Mar-08	31-Mar-07	to Date
General and administrative expenses:
Consulting	$114,807	$0	$105,497	$(5,492)	$5,803,143
Administration	273,311	137,298	126,443	51,535	4,329,730
License expense	0	2,500	0	2,234	190,684
Professional fees	41,289	1,000	(2,383)	(8,864)	534,616
Total general & administrative expenses	429,407	140,798	229,557	39,413	10,858,173

Net loss from operations	$(429,407)	$(140,798)	$(229,557)	$(39,413)	$(10,858,173)

Other income (expenses):
Interest expense	(243,029)	(38,524)	(80,953)	(24,104)	(496,418)
Loss on un-hedged derivative	(291,172)	(31,032)	(15,966)	14,107	(746,103)
(Loss) gain on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(963,608)	$(210,354)	$(326,476)	$(49,410)	$(12,700,694)

Provision for income taxes	0	0	0	0	0

Net loss	$(963,608)	$(210,354)	$(326,476)	$(49,410)	$(12,700,694)

Basic & fully diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$0.00

Weighted average of common shares outstanding: Basic & fully diluted	50,636,908	33,831,875	51,756,416	33,856,461

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2008 and March 31, 2007
and from Inception, May 1989 through March 31, 2008

	Unaudited	Unaudited	Inception
	31-Mar-08	31-Mar-07	to Date
Operating Activities:
Net loss	$(963,608)	$(210,354)	$(12,700,694)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	0	5,000	1,922,520
Depreciation expense	2,014	2,422	12,497
Interest expense	243,029	38,524	496,418
Impairment expense	0	0	2,449,465
Loss on un-hedged underlying derivative	291,172	31,032	746,103
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	14,784	(72,791)	2,425,702
Net cash used by operations	$(412,609)	$(206,167)	$(4,047,989)

Investing activities:
Purchase of office equipment	$0	$(1,665)	$(15,914)
Net cash used by investing activities	0	(1,665)	(15,914)

Financing activities:
Issuance of common stock	$0	$0	$2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	0	569,323
Issuance of convertible notes	0	300,000	1,200,000
Advances received (paid) shareholder	(205,263)	18,833	(9,249)
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	(205,263)	318,833	4,987,032

Net increase (decrease) in cash during the period	$(617,872)	$111,001	$923,129

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at March 31st	$923,129	$194,574	$923,129

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to March 31, 2008

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
From Inception, May 1989 to March 31, 2008
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
From Inception, May 1989 to March 31, 2008
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to March 31, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	$329,214	$7,115,633	$(7,722,790)	$(277,943)

Issued stock for services	885,000	8,850	70,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,462	$338,064	$7,186,433	$(8,560,341)	$(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Beneficial conversion feature			648,098		648,098

Net loss for the fiscal year				(3,176,745)	(3,176,745)

Balance at September 30, 2007	33,856,462	338,564	7,839,031	(11,737,086)	(3,559,491)

Net loss for the period				(625,135)	(625,135)

Balance at September 30, 2007	33,856,462	$338,564	$7,839,031	$(12,362,221)	$(4,184,626)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to March 31, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock and warrants	8,673,329	86,734	482,589		569,323	$0.07

Issued stock for services	6,800,000	68,000	1,972,000		2,040,000	$0.30

Conversion of debenture	2,400,000	24,000	261,645		285,645	$0.12

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Net loss for the fiscal period				(963,608)	(963,608)

Balance at September March 31, 2008	51,756,416	$517,564	$10,561,666	$(12,700,694)	$(1,621,464)

*- Price adjusted for splits.

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended March 31, 2008 and March 31, 2007

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns the mineral rights to 141 Lode Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 106 claims, 22 Placer and 84 Lode Claims, on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Twin Peaks Project has been submitted to the Bureau of Land Management and has been granted by them. An application for drilling on Picacho Salton Project has been submitted to the Bureau of Land Management and is being reviewed by them. Additional applications are being prepared for the Twin Peaks Project and the Picacho Salton Project and are being reviewed for submission to Federal, State and local authorities.

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as the required permits and approvals have been granted. Due to the nature of the ore bodies of the Company’s current properties Management believes it will begin commercial scale operations on our Picacho Salton Project first. Then Management plans to begin commercial scale operations on the Twin Peaks Project.

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

* In calendar 2008 Management has launched an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases and updates to the company’s web sites

* Attend and exhibit at industry and investment trade shows

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company’s growth plans.

* USCorp has rearranged our finances for better return and insured coverage.

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

Loss per share has been calculated as follows:

	6 Months	6 Months	3 Months	3 Months
	31-Mar-08	31-Mar-07	31-Mar-08	31-Mar-07

Net loss before cumulative preferred dividend	$(963,608)	$(210,354)	$(326,476)	$(49,410)

Cumulative dividend preferred	(28,211)	(17,092)	(5,318)	(4,718)

Net loss	$(991,819)	$(227,446)	$(331,794)	$(54,128)

Weighted average	50,636,908	33,831,875	51,756,416	33,846,461

Basic & fully diluted net gain (loss) per common share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

4.  Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2009. The loss on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$779,236

Fair value of loan	1,525,339

Life to date loss on un-hedged underlying derivative	$(746,103)

5.  Equipment

A summary of equipment is as follows:

	31-Mar-08	30-Sep-07

Office equipment	$15,914	$15,914
Accumulated depreciation	(12,497)	(10,483)

Net equipment	$3,417	$5,431

6. Stock Warrants Outstanding

The following is a summary of common stock warrants outstanding at March 31, 2008:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at March 31, 2008	4,136,666	$0.40	1.51

The warrants to purchase preferred stock expired in October 2007.

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
In October 2007, the holder of the debentures converted $300,000 of the debentures to 2,400,000 shares of common stock.

8. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Mar-08	31-Mar-07

Net loss before provision for income taxes	$(963,608)	$(140,798)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(702,953)	(45,414)
Allowance for recoverability	702,953	45,414
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company’s effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$702,953	$45,414
Allowance for recoverability	(702,953)	(45,414)
Deferred tax benefit	$0	$0

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2007.

Results of Operations

Comparison of operating results for the three months ended March 31, 2008 and March 31, 2007:

The Company has no revenues through the date of this report.

General and administrative expenses were $229,557 compared to $39,413 for the same period a year ago. Consulting costs increased from $0 to $114,807 in the six months ended March 31, 2008 which is mainly due to reclassification by the Company’s bookkeeper and accountant for those periods. Administration costs increased from $126,443 in the six months ended March 31, 2007 to $273,311 for the six months ended March 31, 2008 due to increase costs for clerical help, office staff and salaried employees, and investor and public relations costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $429,407 for the six months ended March 31, 2008, compared to loss from operations of $140,798 for the same period last year.

Interest expense increased to $243,029 during the first six months of fiscal 2008 compared to $38,524 the first six months of fiscal year 2008 as a result of the Gold Bullion Loan borrowed at the end of September 2005. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $291,172 for the first six months of fiscal year 2008.

Net loss for the first six months of fiscal year 2008 was $963,608, or $0.02 per share compared to a loss of $210,354, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2008 cash on hand was $923,129 as compared with $1,541,001 at September 30, 2007. During the first Six months of fiscal year 2008, the Company used $199,850 for its operations.

At March 31, 2008, the Company had working capital of $923,129 compared to a working capital of $1,541,001 at September 30, 2007. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties which is offset by the Company’s on-going successful financing efforts.

Total assets at March 31, 2008 were $926,546 as compared to $1,546,432 at September 30, 2007. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties which is offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit decreased to a deficit of $1,621,434 at March 31, 2008 compared to a deficit of $3,559,491 at September 30, 2007. The decrease in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $429,407 for the six months ended March 31, 2008.

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

There were no sales of unregistered securities during the period

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
Dated: May 6, 2008