Form 10QSB
period 2008-06-30
USCORP
filed 2008-08-18
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended June 30, 2008

or

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

As of August10, 2008, the Registrant had 60,612,630 shares of Common Stock, par value $.01 per share, and 5,000,000 shares of Class B Common Stock, par value $.001 outstanding.

USCORP
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet as of June 30, 2008 and September 30, 2007 (unaudited)	3

Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2008 and June 30, 2007 and from Inception, May 1989 through June 30, 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 and from Inception, May 1989 through June 30, 2008 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2008	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis or Plan of Operations	16

Item 3. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1 Legal Proceeding	18

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3. Defaults upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	19

PART I. FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
As of June 30, 2008 and September 30, 2007

	30-Jun-08	30-Sep-07

ASSETS

Current assets:
Cash	$740,014	$1,541,001

Total current assets	$740,014	$1,541,001

Other assets:
Equipment- net	2,642	5,431

Total assets	$742,656	$1,546,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$300,169	$2,410,918
Subscriptions payable	0	569,323
Total current liabilities	$300,169	$2,980,241

Gold bullion loan	1,524,113	1,205,484
Convertible debenture payable	65,111	639,770
Advances payable to shareholder	0	205,263

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; 10% stated dividend, stated value $0.50, 10,000,000 shares authorized, no shares outstanding	0	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at June 30, 2008	63,498	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at March 31, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, issued and outstanding, 33,856,462 shares at September 30, 2007 and 60,612,630 at June 30, 2008	$606,126	$338,564
Additional paid in capital	11,364,136	7,839,031
Accumulated deficit - exploration stage	(13,185,497)	(11,737,086)
Total shareholders' deficit	(1,215,235)	(3,559,491)

Total Liabilities & Shareholders' Deficit	$742,656	$1,546,432

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Nine and Three Months Ended June 30, 2008 and June 30, 2007
and from Inception, May 1989 through June 30, 2008

	9 Months	9 Months	3 Months	3 Months	Inception
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07	to Date
General and administrative expenses:
Consulting	$282,148	$50,148	$167,341	$50,148	$5,970,484
Administration	520,382	193,696	247,071	56,398	4,576,801
License expense	0	2,500	0	0	190,684
Professional fees	21,399	18,666	(19,890)	17,666	514,726
Total general & administrative expenses	823,929	265,010	394,522	124,212	11,252,695

Net loss from operations	$(823,929)	$(265,010)	$(394,522)	$(124,212)	$(11,252,695)

Other income (expenses):
Interest income	5,133	0	5,133	0	5,133
Interest expense	(353,931)	(58,547)	(110,902)	(20,023)	(607,320)
Gain (loss) on un-hedged derivative	(275,684)	(40,952)	15,488	(9,920)	(730,615)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(1,448,411)	$(364,509)	$(484,803)	$(154,155)	$(13,185,497)

Provision for income taxes	0	0	0	0	0

Net loss	$(1,448,411)	$(364,509)	$(484,803)	$(154,155)	$(13,185,497)

Basic & fully diluted net loss per common share	$(0.03)	$(0.01)	$(0.01)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	51,698,065	38,840,102	53,843,311	38,856,461

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Nine Months Ended June 30, 2008 and June 30, 2007
and from Inception, May 1989 through June 30, 2008

	30-Jun-08	30-Jun-07	Inception to Date
Operating Activities:
Net loss	$(1,448,411)	$(364,509)	$(13,185,497)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	157,232	5,000	2,079,752
Depreciation expense	2,789	3,494	13,272
Interest expense	353,931	58,547	607,320
Shares issued for mining claim	0	0	2,449,465
Loss on un-hedged underlying derivative	275,684	40,952	730,615
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(70,749)	(69,116)	2,340,169
Net cash used by operations	$(729,524)	$(325,632)	$(4,364,904)

Investing activities:
Purchase of office equipment	$0	$(1,665)	$(15,914)
Net cash used by investing activities	0	(1,665)	(15,914)

Financing activities:
Issuance of common stock	$133,800	$0	$2,285,568
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	0	569,323
Issuance of convertible notes	0	600,000	1,200,000
Advances received from (repaid to) shareholder	(205,263)	56,282	(9,249)
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	(71,463)	656,282	5,120,832

Net increase (decrease) in cash during the period	$(800,987)	$328,985	$740,014

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at March 31st	$740,014	$412,558	$740,014

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to June 30, 2008

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
From Inception, May 1989 to June 30, 2008
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
From Inception, May 1989 to June 30, 2008
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
From Inception, May 1989 to June 30, 2008
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to June 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	12,181,329	121,814	566,954		688,768	$0.06

Issued stock for services	7,348,214	73,482	2,123,750		2,197,232	$0.30

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Net loss for the fiscal period				(1,448,411)	(1,448,411)

Balance at September March 31, 2008	60,612,630	$606,126	$11,364,136	$(13,185,497)	$(1,215,235)

*- Price adjusted for splits.

See the notes to the consolidated financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended June 30, 2008 and June 30, 2007

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

Exploration Stage Company- the Company has no operations or revenues and therefore qualifies for treatment as an Exploration Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “accumulated deficit- exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

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

Mineral Properties- Costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the claims groups are expensed as the company is still in the development stage. Costs to conduct exploration and assay work are expensed as incurred.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Twin Peaks Project has been approved by the Bureau of Land Management. Additional applications are being prepared for the Twin Peaks Project and the Picacho Salton Project and are being reviewed for submission to Federal, State and local authorities.

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

* During fiscal 2008 management has rearranged our finances for better return and insured coverage. We will continue to review these arrangements and make adjustments to them as necessary.

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

Loss per share has been calculated as follows:

	9 Months	9 Months	3 Months	3 Months
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07

Net loss before cumulative preferred dividend	$(1,448,411)	$(364,509)	$(484,803)	$(154,155)

Cumulative dividend preferred	(28,211)	(19,025)	(5,318)	(4,718)

Net loss	$(1,476,622)	$(383,534)	$(821,730)	$(158,873)

Weighted average	51,698,065	38,840,102	53,843,311	33,856,461

Basic & fully diluted net loss per common share	$(0.03)	$(0.01)	$(0.01)	$0.00

4. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2009. The loss on the underlying derivative gold contract has been calculated as follows.

Carrying value of loan	$793,499

Fair value of loan	1,524,114

Life to date loss on un-hedged underlying derivative	$(730,615)

5. Equipment

A summary of equipment is as follows:

	30-Jun-08	30-Sep-07

Office equipment	$15,914	$15,914
Accumulated depreciation	(13,272)	(10,483)

Net equipment	$2,642	$5,431

6. Stock Warrants Outstanding

The following is a summary of common stock warrants outstanding at June 30, 2008:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at June 30, 2008	4,136,666	$0.40	1.26

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

In October 2007 and June 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

8. Common Stock Transactions

During the nine months ended June 30, 2008, the Company issued 7,348,214 shares of common stock to consultants for services rendered.

During the nine months ended June 30, 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

During the nine months ended June 30, 2008, the holder of the preferred stock converted $6,667 of preferred to 26,625 shares of common stock.

During the nine months ended June 30, 2008, the Company issued 12,181,329 shares of common stock in a private offering and received net proceeds of $688,768, of which $569,823 was received in the last quarter of 2007 as subscriptions.

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Jun-08	30-Jun-07

Net loss before provision for income taxes	$(1,448,411)	$(364,509)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(899,783)	(380,595)
Allowance for recoverability	899,783	380,595
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$899,783	$380,595
Allowance for recoverability	(899,783)	(380,595)
Deferred tax benefit	$0	$0

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

Results of Operations

Comparison of operating results for the three months ended June 30, 2008 and June 30, 2007:

The Company has no revenues through the date of this quarterly report.

General and administrative expenses were $394,522 compared to $124,212 for the same period a year ago. Consulting costs changed from $50,148 in the three months ended June 30, 2007 to $167,341 for the period covered by this report which is mainly due to the company’s public relations efforts to inform the public regarding our projects; geological work done on our properties and additional compliance and reporting consulting services. Professional Fees were $17,666 for the three month period ending June 30, 2007 and ($19,890) for the period of this report. The difference is due to the revision of a billing error and subsequent classification error regarding legal fees in the amount of $39,328.

As a result of the change in the price of gold and an increase in consulting and administrative expenses, the Company experienced an increase in its loss from operations which was $484,803 for the three months ended June 30, 2008, compared to loss from operations of $154,155 for the same period last year.

The loss on the unhedged Bullion Loan decreased from $9,920 to a gain of 15,488 during the third three months of fiscal 2008 compared to the third three months of fiscal year 2007, as a result of the decrease in the price of gold compared to the same quarter last year. The loan is payable in gold bullion at the prevailing rate price and is not hedged.

Net loss for the third three months of fiscal year 2008 was $484.803 or $0.03 per share compared to a loss of $154,155 third three months, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2008 cash on hand was $412,558 as compared with $83,573 at September 30, 2007. During the third three months of fiscal year 2007, the Company used $154,155 for its operations. The increase in cash on hand is due to the proceeds from. The remaining convertible debenture is not payable until September 2010.

Total assets at June 30, 2008 were $742,686 as compared to $1,546,432 at September 30, 2007. The decrease is due to the ongoing exploration activities on the Company’s Twin Peaks Project and Picacho Salton Project properties.

The Company's total shareholders' deficit decreased to a deficit of $1,215,235 at June 30, 2008 from $3,559,491 at September 30, 2007. The decrease in shareholders’ deficit was the result of financing activities and changes in the price of gold during the nine months ended June 30, 2008.

Convertible Debenture

During the fiscal year ended September 30, 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures are convertible into common stock at $0.125 per share. As of the date of this report three of the debentures with a total face amount of $900,000 have been converted to 7,200,000 restricted shares at the rate of $0.125 per share. The remaining $300,000 convertible debenture has an interest rate of 5% and matures in September 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal year ended September 30, 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures are convertible into common stock at $0.125 per share. As of the date of this report three of the debentures with a total face amount of $900,000 have been converted to 7,200,000 restricted shares at the rate of $0.125 per share. The remaining $300,000 convertible debenture has an interest rate of 5% and matures in September 2010.

During the nine months ended June 30, 2008, the Company issued 7,348,214 shares of common stock to consultants for services rendered.

During the nine months ended June 30, 2008, the holder of the preferred stock converted $6,667 of preferred to 26,625 shares of common stock.

During the nine months ended June 30, 2008, the Company issued 12,181,329 shares of common stock in a private offering and received net proceeds of $688,768, of which $569,823 was received in the last quarter of 2007 as subscriptions.

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

USCORP

By: /s/ ROBERT DULTZ
Robert Dultz Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: August 18, 2008