Form 10KSB/A
period 2007-09-30
USCORP
filed 2008-12-03
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102
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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***

FORM 10-KSB/A
September 30, 2007
USCORP

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB for the year ended September 30, 2007 filed byUSCorp. (the “Company”) on January 9, 2008 (the “Original 10-KSB”). The Company is amending (i) the Original 10-KSB to reflect a revised Report Of Independent Public Accounting Firm; and (ii) the accounting policy footnote 1 relative to the Company’s mineral properties so that such footnote is in accordance with the guidance of EITF 04-2.

This Amendment to the Annual Report on Form 10-KSB of the Company has not been updated or modified in any other way and speaks only as of the date of the original filing, January 9, 2008.

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

In August and September of 2007 we received $620,000 from a private east coast finance group as the result of a private placement. The Company offered one unit for $0.075 per unit consisting of one share of common stock and one warrant to purchase ½ share of common stock at an exercise price of $0.40 per one full share. The exercise period is two years, expiring in October 2009.

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

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals; including its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties.

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

Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property And Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified mineralized material on the property

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation.

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

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims. In 2007 this claims group was expanded to a total of 106 claims consisting of 22 placers and 84 lodes, on 4,600 acres, which the Company now refers to collectively as the Picacho Salton Project. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. The remaining 77 claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 5 years developing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 4,600 acres of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified mineralized material on the Picacho Salton Project.

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

Historically, mining has been carried out in the Mesquite Mining District of Imperial County using old hard rock mining and placer methods. However, in 1984, new mining methods (“heap leaching”) were used to develop and mine low-grade ore bodies, with an economically viable cut-off grade as low as .01 to .02 ounces of gold per ton.. Geological Support Services, LLC recently completed a feasibility study that has identified mineralized material on the Picacho Salton Project. Southwest intends to go into production as soon as possible after approvals and financing are obtained.

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

The 141 unpatented lode mining claims, covering 2,860 acres, which the Company refers to as the “Twin Peaks Project,” are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

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

Twin Peaks Project Claims Group: The Company has conducted exploration work on the property, including drilling 3,000 feet of core samples (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property, and re-stake all claims using GPS. The Company relies on geological work of experts performed by us and under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified mineralized material. In December, 2007 we received a Cultural Resource Survey (an archeological report) for proposed drill sites as part of the Company’s application filed in August 2007 with the BLM to conduct additional drilling to prove up reserves. The Company is not conducting mineral extraction operations on this property yet.

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

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has mineralized material on the Picacho Salton Project. There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

In regards to the Twin Peaks Project, past geologic valuations have been confirmed by recent geological work as reported in Geological Support Services’ feasibility study on the project indicating mineralized material on claims within the boundaries of the Twin Peaks on the Crosby claims, Hayes claims and Gloryhole claims. The Company uses these historical and current reports in support of its determination that economically viable mineralization is present on the properties.

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

Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified mineralized material.

Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: A past geochemical sampling program has indicated mineralized material at the Goldstar placer claims; tonnage and grade valuations were not performed. The Company used such reports in support of its determination that economically viable mineralization may be present on the properties as stated in various historical reports. Geological Support Services, LLC recently completed a feasibility study that has identified mineralized material on the Picacho Salton Project.

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

In 2007 we conducted additional exploration, testing, surveying and re-staking of all claims, and adding a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says : “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life has been estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

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

The Company’s Financial Statements Contain a “Going Concern Qualification.” The Company may not be able to operate as a going concern. The independent auditors’ report accompanying its financial statements contains an explanation that The Company’s financial statements have been prepared assuming that it will continue as a going concern. Note 1 to these financial statements indicates that The Company is in the exploration stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s audit report and financial statements are included herein as “PART F/S”.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principle executive offices are located at 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

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

The Company, through its wholly owned subsidiary, USMetals, owns 141 unpatented contiguous mining claims totaling 2,860 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by the mid-1980’s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

In 2007 we have conducted exploration, testing, surveying and re-staking of all claims, and added two significant claims to the group. The results of this work is the feasibility study prepared by Geological Support Services, LLC, which states in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material]. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year, yielding an annual production of 34,748 oz. of gold and 126,000 oz. of silver the first year. Estimated mine life is 12.9 years. Production levels [and mine life] will increase as proven reserve amounts increase. The feasibility study assumes an economic base case, utilizing $600 per ounce gold and $12 per ounce silver. At such prices cash operating costs, including operating costs and initial sustaining capital are estimated at $250 dollars per ounce of gold. Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars.”

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

In 2007 we conducted additional exploration, testing, surveying and re-staking of all claims, and added a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life based is estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

Impairment Expense

We acquired the Twin Peaks Project asset in 2002 and have been conducting exploration work on it, with the goal of commencing mineral production, for five years. Exploration activities have confirmed the presence of mineralization on this property. However, we did not commence mining activities in the past due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to proceed with our plans to commence mining activity now that we have completed a feasibility study on the property due to persistence and our improved financial position. The feasibility study prepared by Geological Support Services, LLC, in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material].”

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

Management assessed the effectiveness of the Company's internal control over financial reporting for the period covered by this annual report. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2007 , the Company's internal control over financial reporting is effective and our independent auditors have issued an attestation report regarding management’s assessment of internal controls over the financial reporting in accordance with Item 308 of Regulation S-B.

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
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have audited the accompanying consolidated balance sheets of USCorp. as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and from its inception to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position USCorp. at September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and from its inception to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), US Corp.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 21, 2007 expressed an unqualified opinion thereon.

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

/s/Donahue Associates, LLC
Monmouth Beach, New Jersey
December 21, 2007

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting. USCorp maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). USCorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that USCorp. maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the COSO criteria.

/s/Donahue Associates, LLC
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

			Inception
	30-Sep-07	30-Sep-06	to Date
General and administrative expenses:
Consulting	$2,436,469	$125,358	$5,688,336
Administration	337,847	289,271	4,056,419
License expense	30,125	29,250	190,684
Professional fees	48,878	58,322	493,327
Total general & administrative expenses	2,853,319	502,201	10,428,766

Net loss from operations	$(2,853,319)	$(502,201)	$(10,416,147)

Other income (expenses):
Interest expense	(154,327)	(61,771)	(253,389)
Loss on unhedged derivative	(169,099)	(273,579)	(454,931)
(Loss) gain on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(3,176,745)	$(837,551)	$(11,737,086)

Provision for income taxes	0	0	0

Net loss	$(3,176,745)	$(837,551)	$(11,737,086)

Basic & fully diluted net loss per common share	$(0.09)	$(0.03)

Weighted average of common shares outstanding:
Basic & fully diluted	33,844,237	33,811,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2007 and September 30, 2006
and from Inception, May 1989 through September 30, 2007

			Inception
	30-Sep-07	30-Sep-06	to Date
Operating Activities:
Net loss	$(3,176,745)	$(837,551)	$(11,737,086)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	5,000	79,650	1,922,520
Depreciation expense	4,474	3,434	10,483
Interest expense	154,327	61,771	253,389
Purchase of Claim	0	0	2,449,465

Loss on unhedged underlying derivative	169,099	273,579	454,931
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	2,337,601	26,196	2,410,918
Net cash used by operations	$(506,244)	$(392,921)	$(3,635,380)

Investing activities:
Purchase of office equipment	$(1,665)	$(7,668)	$(15,914)
Net cash used by investing activities	(1,665)	(7,668)	(15,914)

Financing activities:
Issuance of common stock	$0	$0	$2,151,768
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	569,323	0	569,323
Issuance of convertible notes	1,200,000	0	1,200,000
Advances received (paid) shareholder	196,014	(143,210)	196,014
Capital contributed by shareholder	0	0	356,743
Net cash provided by financing activities	1,965,337	(143,210)	5,192,295

Net increase (decrease) in cash during the period	$1,457,428	$(543,799)	$1,541,001

Cash balance at beginning of the fiscal year	83,573	627,372	0

Cash balance at September 30th	$1,541,001	$83,573	$1,541,001

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

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
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2007 and September 30, 2006

1. Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. USMetals became a wholly owned subsidiary of the Company.

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

Exploration Stage Company- the Company has no operations or revenues and therefore qualifies for treatment as an Exploration Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7. As per SFAS No. 7, financial transactions are accounted for as per generally accepted accounted principles. Costs incurred are accumulated in “accumulated deficit- exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

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

Mineral Properties- All Exploration costs are expensed in the year in which they are incurred.

The Company has adopted the Emerging Issues Task Force issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" (EITF 04-2) to account for any mineral properties acquired. EITF 04-2 states that mineral rights are tangible assets. In accordance with EITF 04-2 Acquisition of mineral rights are capitalized as tangible assets. Mining properties are, upon commencement of production, amortized over the estimated life of the ore body to which they relate or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

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

(b) Changes in internal controls. There were no changes to our internal controls over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of December 20, 2007. Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of December 20, 2006, there were 33,806,461 shares of Class A Common Stock issued and outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	Percentage of Ownership

Common	Robert Dultz c/o USCorp, 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	7,595,525	22.47%

Common	Dultz Family Trust, Robert Dultz Trustee c/o USCorp, 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	10,000,000	29.58%

Common	Larry Dietz c/o USCorp, 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	51,000	0.15%

Common	Carl O’Baugh c/o USCorp, 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	50,250	0.15%

Common	Judith Ahrens c/o USCorp, 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	50,000	0.15%

Common	Officers, Directors and Affiliates as a group	17,746,775	52.50%

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

USCORP.

Dated: December 3, 2008	By:	/s/ Larry Dietz
Larry Dietz
President, Secretary-Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief Executive Officer	December 3, 2008
Robert Dultz	and acting Chief Financial Officer

/s/ Larry Dietz	President, Secretary-Treasurer	December 3, 2008
Larry Dietz	and Director

/s/ Carl O’Baugh	Director	December 3, 2008
Carl O’Baugh

/s/ Judith Ahrens	Director	December 3, 2008
Judith Ahrens