Form 10-K
period 2008-09-30
USCORP
filed 2009-01-13
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP
(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a small departing company.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Small Reporting Company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

State the issuer’s revenues for its most recent fiscal year. $0.0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 31, 2008, the value of such stock was $0.05 per share. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on September 30, 2008: 60,612,630. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on September 30, 2008: 5,000,000.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

***

FORM 10-KSB
September 30, 2008
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

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and holder of 141 unpatented lode mining claims by issuing 24,200,000 shares of Company Common Stock in exchange for all of the then issued and outstanding shares of USMetals. USMetals became a wholly owned subsidiary of the Company.

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) in California which the Company refers to as the Picacho Salton Project.

Both USMetals and Southwest have acquired additional mining claims and USCorp has performed significant exploration work, including the completion of feasibility studies, environmental, ecological and biological reports and performed drilling as described more fully below (See “USMETALS - Summary of Organization and Business” and “SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business”).

OVERVIEW

USCorp is an “exploration stage” company. All of the Company’s mining claims are held in the names of its wholly owned subsidiaries, USMetals, Inc. (“USMetals”) and Southwest Resource Development, Inc. (“Southwest”). The Company’s operations center on completing exploration and beginning development of USMetals’ mining property known as the Twin Peaks Project, and Southwest’s mining properties which the Company  refers to as the Picacho Salton Project. The Company has realized no revenues from operations to date.

The Company, through its wholly-owned subsidiary, USMetals, owns 172 Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 235 claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

A. RECENT DEVELOPMENTS.

On November 8, 2007 we announced in a press release the results of a recent report prepared for the Company by Geological Support Services regarding the titanium magnetite deposits at the Twin Peaks Project, which stated in part: “The magnetite of the Twin Peaks has been sampled and sent off for assay…ore grade shows it to have saleable levels of TiO [titanium oxide]”.

On January 22, 2008 we announced that USCorp had retained Martin E. Janis & Company, Inc. to carry out national financial public relations program

On January 28, 2008 we reviewed in a press release our 2007 Accomplishments.

On January 31, 2008 in a press release we released the results of our geophysicist’s report of pink rhyolite on Picacho Salton property.

On February 07, 2008 we announced in a press release the completion of archeological and biological reports for the Arizona Twin Peaks Project.

On April 17, 2008 we reported in a press release that our Geophysicist had identified over 1.68 million ounces of gold at Twin Peaks Project in a NI 43-101 report.

On April 29, 2008 we announced in a press release that according to our Geophysicist there are over 527 thousand ounces of gold at our California Picacho Salton Property bring our total gold resource to over 2.2 Million Ounces Gold located on our two properties.

On May 30, 2008 we announced in a press release approval by the BLM and the State of Arizona to drill to 1,000 feet depth on our Arizona Twin Peaks Gold Property.

On June 13, 2008 we reported in a press release that we began drill site preparation on our Arizona Twin Peaks gold property.

On June 17, 2008 we reported in a press release our progress on our California Picacho Salton gold property.

On July 07, 2008 we reviewed in a press release our accomplishments on our gold properties through June 2008.

On July 09, 2008 we reported in a press release that drilling had been scheduled on our Arizona Twin Peaks gold property.

On Sep 11, 2008 we reported in a press release that we had begun Phase One drilling on our Arizona Twin Peaks gold property.

On September 15, 2008 we reported in a press release preliminary drilling results on our Arizona Twin Peaks gold property.

On September 29, 2008 we announced in a press release that Phase One of our drilling program had been completed at Twin Peaks gold property and that Phase Two was nearing launch.

On September 30, 2008 We announced in a press release a new $2.16 million financing agreement.

On October 1, 2008 we reported in a press release additional preliminary results of the Phase One drilling program on our Arizona Twin Peaks gold property.

On October 2, 2008 we announced in a press release updates to the gold and silver mineralization at Twin Peaks gold property.

On October 3, 2008 we reported in a press release additional claims at our Arizona Twin Peaks gold property.

On October 6, 2008 we announced in a press release Phase Two drilling was scheduled to begin on our Arizona Twin Peaks gold property.

On November 14, 2008 we published an open letter to shareholders in a press release summarizing the Phase 1 and Phase 2 drilling at our Twin Peaks Project and clarifying the Company’s commitment to continued growth and ultimate success.

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

The Company’s plan of operation and business objectives are to engage in (a) the precious metals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would compliment the Company’s existing or proposed operations. All of the Company’s mining claims are held by its wholly owned subsidiaries.

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals and its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties.

The Mining Claims of USMetals are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of USMetals’ Mining Claims, more commonly referred to as the “Twin Peaks Project,” are the historic sites of the Crosby, Hayes, Swiss Belle and Gloryhole Mines, past producers of gold and silver. The Twin Peaks Project claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. There are tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects which abut USMetals’ property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

The Santa Maria River traverses the Mining Claims and USMetals is the only company that holds water rights to that section of the river, a valuable asset for a mining company in this arid country.

All of USMetals’ mining properties are unpatented mining claims; consequently, the Company has only possessory title with respect to such properties. The claims were duly transferred by official deed from the prior owner to USMetals on March 22, 2002. The real property upon which USMetals’ claims are located is subject to a paramount lien by the United States of America; all of USMetals’ claims are subject to the applicable rules and regulations of the United States Department of the Interior, Bureau of Land Management, which administers USMetals’ use and activities on said Mining Claims. The Company has paid all of the required fees in order to maintain the Company’s Mining Claims, for the current periods. All of the necessary documents and affidavits have been filed with the Yavapai County Recorder.

The Company and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting and/or independent contractor relationships with Boart Longyear, LLC, Geological Support Services, LLC, Harris Drilling Company, ALS Chemex, SGS Labs, Country Chemist, Laguna Mountain Environmental, Biozone, Inc. and Wondjina Research Institute. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting the Company and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to The Company’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property and Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified mineralized material on that property

On February 14, 2005 the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company concluded the acquisition of 2 additional gold mining claims located near Kingman, Arizona from a private corporation.

Under the direction of our consulting geophysicist, we fully explored and tested the property. Based on the exploration and test results, however, Management determined it was not economically viable to pursue further exploration or development of this property. Due to certain conditions not being met, title to the claims deeded back to the prior claim holder.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims. In 2007 this claims group was expanded to a total of 106 claims consisting of 22 placers and 84 lodes, on 4,600 acres, and in August 2008 it was again expanded to a total of 235 lode and placer claims called the Picacho Salton Project. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. All of the remaining claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 6 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of  235 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified mineralized material on the Picacho Salton Project, The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan Of Operations to drill to the Bureau of Land Management who is currently reviewing the Plan.

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

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California, U.S.A, Group #1: 640 acres of contiguous, unpatented Placer Claims over lain by unpatented Lode Claims. Access to these claims is by a private dirt road 2 miles north of the intersection of Highway 78 and Ogilby Road, near Glamis, California.

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California, U.S.A, Group #2: unpatented contiguous Placer Claims and Lode Claims covering 2,720 acres. All of these claims are just east of the intersection of Highway 78 and Ogilby Road. Access to the property is by private dirt road.

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

The 172 unpatented lode and placer mining claims, covering 3,440 acres, which the Company refers to as the “Twin Peaks Project,” are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

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

From the mid-1920s to the mid-1930s, a prospector worked the Gloryhole claim, in the southwest quadrant of the Company’s Twin Peaks claims group. The ore he mined ran over 8 ounces of gold per ton. In 1941 and 1942, the claim was yielding 2.6 ounces of gold per ton. At that time, the ore was shipped to the railhead at Hillside and then by train to a smelter in El Paso, Texas.

In 1885, the Hayes Silver Mine opened. The deposit at the mine was so rich - over 300 ounces of gold and silver per ton - that the owners shipped the ore directly to England for smelting and refining. The Hayes claims group is part of the Company’s Twin Peaks claims group and located in the western quadrant of the property.

Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California: There has been no commercial scale mining on any of the Company’s claims in this region.

The present condition of the property, the work we have completed on the property, our proposed program of exploration and development, and the current state of exploration and development of the property.

Twin Peaks Project Claims Group: The Company has conducted exploration work on the property, including drilling 3,000 feet of core samples in 2002 (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property, and re-stake all claims using GPS. The Company relies on geological work of experts performed by us and under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. Geological Support Services, LLC recently completed a feasibility study on the Twin Peaks Project that identified mineralized material. In December, 2007 we received a Cultural Resource Survey (an archeological report) for proposed drill sites as part of the Company’s application filed in August 2007 with the BLM to conduct additional drilling to prove up reserves. In August and September and October of 2008 5,000 feet of holes were drilled using reverse circulation drilling, completing Phase One, Phase Two and Phase 2.5 of our current drilling program. As of the date of this report the Company is awaiting assay results of Phases 1, 2 and 2.5 at the Twin Peaks Project. During the Phase 1 drilling program the Company participated in a multi-agency test program of the NITON pXRF. The handheld device is purportedly capable of analyzing an ore sample and providing an immediate analysis of all minerals present above an atomic weight of 12. When we receive certified assay results from the labs of samples taken during the Phase 1 drilling program the preliminary results produced by the NITON pXRF will be compared with certified results. The comparison will assist the agencies participating in the test to determine the usefulness of the device in exploration activities. The Company is not conducting mineral extraction operations on this property yet.

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project. The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has mineralized material on the Picacho Salton Project. The Company has completed archeological, environmental and ecological reports and submitted a mining plan of operations to the Bureau of Land Management who is currently reviewing the plan. There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

Adequate roads exist to each of our claims groups. Some existing roads have been repaired or extended.

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

Geological Support Services, LLC completed a feasibility study in 2007 on the Twin Peaks Project that identified mineralized material.

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

Phase II has been completed as of the date of this Annual Report. We have done further exploration on our property, and designed a Test Production program on selected claims within the Twin Peaks claims group which we plan to initiate as soon as approvals and financing have been obtained. This will include an electromagnetic flyover of the entire claim group and completion of a geochemical survey using the boundaries of individual claims to establish a base grid. This sample grid would be tightened in select areas. Simultaneously, the geology will be mapped in order to determine the overall extent of pathfinder mineralization for use in planning additional drilling, gaining a more detailed understanding of the potential of the entire site, and solidifying the mineral land position.

In August 2008 we commenced with drilling and assaying in the areas previously targeted in prior geological reports. The drilling program was designed to confirm the geology and mineralization in the target areas; a broad program is not necessary due to prior geological work. Extra samples have been retained for metallurgical testing on promising zones.

The results of testing the samples has allowed us to plan the conceptual mine and milling plans, including flow-sheets that were used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. While the results are being evaluated we completed the collection of the archeological and environmental data necessary for further exploration, submitted the Mining Plans of Operations and we are awaiting approvals.

Test Production Program Budget and Plan

We have received a Test Production plan and budget for the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County from one of our Consulting Geologists that is summarized as follows:

“To start placer testing operations we must first purchase and modify a wash plant. The pad and setup of the wash plant is next.

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

We will follow QA/QC protocols provided by the Society for Mining, Metallurgy and Exploration Guidance on best practices for Exploration www.smenet.org.”

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

The exploration timetable and budget for the Twin Peaks Project is as follows:

Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars to complete a comprehensive drilling program, road repair and extensions, design and building of a test mill of 50 to 1,000 tons per day capacity. The estimate of six month time period is an estimate of time need to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The exploration timetable and budget for the Picacho Salton Project claims is as follows:

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

The Company anticipates that funding will be by equity or debt financing in the form of private placements, working interest joint venture, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported in Current Report on Form 8-K dated September 27, 2005, $620,000 in proceeds from a private placement and $1,200,000 in proceeds from convertible debentures, $2.19 million in commitments to finance fiscal 2009 operations, in addition to contributions from the Company’s Chairman and CEO. As of the date of this report the Company has received $400,000 of the $2.19 million in commitments for 2009, however the December 2008 payment was not received and there is no guarantee that the Company will receive the rest of the committed funds. We continue to pursue additional sources of financing.

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

The Company is utilizing the services of Geological Support Services, LLC, and Wondjina Research Institute and Biozone, Inc, for exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this Annual Report. A summary of the qualifications of Geological Support Services, LLC follows:

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

Mining companies in the United States are also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on USMetals and Southwest of these revisions is not clear at this time. Environmental laws and regulations enacted and adopted in the future may have a significant impact upon USMetals’ future operations.

Reclamation plans which are approved by various environmental regulatory authorities are subject to on-going review and modification. Although USMetals’ and Southwest’s management believes that the reclamation plans developed and implemented for its mine sites are reasonable under current conditions, any future re-determination of reclamation conditions or requirements could significantly increase USMetals’ and Southwest’s costs of implementation of such plans.

Competition.

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. USMetals will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than USMetals. In addition, USMetals will compete with other firms in its efforts to obtain financing to explore and develop mineral properties including the claims it already owns. Further, the mining industry is typified by companies with significantly greater financial resources and market recognition than the Company. At present, the Company is not a significant factor within this industry.

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers and directors named herein, an Office Manager, Field Operations, Administrative Assistant, and clerical help.

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized one principal consultant/advisor: Geological Support Services, LLC under Robert Cameron, PhD; which, in turn, employs subcontractors that perform work indirectly for The Company and its subsidiaries; and a secondary consultant/advisor, Wondjina Research Institute under Rich Lundin.

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

Proposed Federal Legislation. Beginning in the 1990s, the U.S. Congress adopted revisions of the General Mining Law of 1872, which governs the creation of mining claims and related activities on Federal public lands in the United States. Similarly, the U. S. Congress and the Clinton Administration eliminated the U.S. Bureau of Mines, which was the agency responsible for gathering and maintaining data on mines throughout the United States. Beyond changes to the existing laws, the Congress or the Bush Administration, or the incoming Obama Administration may propose or adopt new laws; any such revisions could also impair USMetals’ and Southwest’s ability to develop, in the future, any mineral prospects that are located on unpatented mining claims on Federal lands.

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

The Company’s Financial Statements Contain a “Going Concern Qualification.” The Company may not be able to operate as a going concern. The independent auditors’ report accompanying its financial statements contains an explanation that The Company’s financial statements have been prepared assuming that it will continue as a going concern. Note 1 to these financial statements indicates that The Company is in the exploration stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s audit report and financial statements are included herein as “PART II, Item 7.”.

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

Shares Eligible for Future Sale. A total of 60,612,630 shares of Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately 44,502,938 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC revised Rule 144, effective February 15, 2008, which shortens the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s principle executive offices are located at 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

ITEM 3. LEGAL PROCEEDINGS

On December 22, 2006, an individual filed suit against the Company in the Arizona Justice Court, alleging that the Company failed to pay him wages and expenses pursuant to certain labor laws dating back to March, 2004. This individual was seeking damages in the amount of $149,000 plus interest and attorney’s fees. On January 23, 2007, the Company filed a notice of removal of action to have this individual’s claim moved from state to federal court and such motion was granted. We prevailed on this individual’s primary claim, i.e., the claim under the Arizona Wage Payment Act. The Company believes that there is similarly no merit to this individual’s remaining claim and plans to defend this suit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2009 the shareholders voted to authorize the Board of Directors to raise money from the public via equity or debt financing under terms and conditions to be determined by the Board. And the shareholders voted to approve the actions of the Board of Directors for the fiscal year ended September 30, 2008.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2006	0.15	0.11
Quarter ended March 31, 2007	0.14	0.07
Quarter ended June 30, 2007	0.14	0.08
Quarter ended September 30, 2007	0.12	0.06
Quarter ended December 31, 2007	0.37	0.14
Quarter ended March 31, 2008	0.25	0.13
Quarter ended June 30, 2008	0.27	0.10
Quarter ended September 30, 2008	0.13	0.06

On December 31, 2008 the reported closing price for the Company’s common stock was $0.05 per share; there were approximately 1,200 record holders of the Company’s shares.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company’s present or future ability to pay dividends. Further, there are no restrictions on any of the Company’s subsidiaries which would, in the future, adversely affect the Company’s ability to pay dividends to its shareholders.

Recent Sales of registered and unregistered securities.

During fiscal year 2008, the Company issued an aggregate of 7,348,214 shares of Class A common stock for services rendered.

In August of 2007, the Company accepted $620,000 in subscriptions for 8,673,332 units consisting of one Class A Common Stock and one warrant to purchase ½ Class A Common Stock at an exercise price of $0.40 per full share, the exercise period being two years and expiring on October 4, 2009.

In June 2008 the Company accepted $173,055 in subscriptions for 3,508,000 shares of Class A Common Stock.

In June 2004, the Company commenced a private placement of 6 million units of its securities with each unit consisting of one share of series B preferred stock and one warrant to purchase an additional share of series B preferred stock at a price of $0.50 per unit. The offer had been extended until October 2008. The two-year period was extended and has now expired.

The series B preferred shares accrue interest at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year, payable annually in arrears. The Company may elect to make payment of interest in the form of common shares. In which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

The series B preferred shares are redeemable by the Company at any time after one year from the date of their issuance provided that the common shares have sustained a trading price of not less than $1.00 per common share for at least 20 consecutive trading days. If the Company elects to redeem the Shares, the redemption price shall be determined as follows:

(i)	During the second year after their issuance at $0.575 per preferred share;

(ii)	During the third year after their issuance at $0.55 per preferred share;

(iii)	During the fourth year after their issuance at $0.525 per preferred share; and

(iv)	After the fourth year after their issuance at $0.50 per preferred share.

During September 2004, the Company received $55,175 of subscriptions for 155,000 units in this private placement.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2008, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 407 claims owned by the Company is $125 per claim for a total annual cost of $50,875.

All of the Company’s mining claims are owned by its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc. Geological Support Services, LLC, has agreed to continue to supervise and direct the work of the Twin Peaks Project Team through completion of permitting.

The Company, through its wholly owned subsidiary, USMetals, owns 172 unpatented contiguous mining claims totaling 3,440 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940’s and by the mid-1980’s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

In 2008 we have conducted exploration, testing, surveying and re-staking of all claims, and added significant claims to the group. The result of this work is the feasibility study prepared by Geological Support Services, LLC, in 2007 which stated in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material]. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year, yielding an annual production of 34,748 oz. of gold and 126,000 oz. of silver the first year. Estimated mine life is 12.9 years. Production levels (and mine life) will increase as proven reserve amounts increase. The feasibility study assumes an economic base case, utilizing $600 per ounce gold and $12 per ounce silver. At such prices cash operating costs, including operating costs and initial sustaining capital are estimated at $250 dollars per ounce of gold. Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars.”

The Company, through its wholly owned subsidiary Southwest Resource development, Inc, (“Southwest”) owns 235 unpatented lode placer mining claims totaling approximately 4,600 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners and indicated the presence of economically viable deposits of precious metals.

In 2008 we conducted additional exploration, testing, surveying and re-staking of all claims, and added a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing will be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1,000 tons per day ramping to 6,000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based on production of 6,000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life is estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

Impairment Expense

We acquired the Twin Peaks Project asset in 2002 and have been conducting exploration work on it, with the goal of commencing mineral production, for six years. Exploration activities have confirmed the presence of mineralization on this property. However, we have not commenced mining activities due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursing the financing necessary to proceed with our plans to commence mining activity now that we have completed a feasibility study on the property and Phase One and Phase Two of our drilling program due to our persistence and our improved financial position. The feasibility study prepared by Geological Support Services, LLC, in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material].”

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2008 was $1,337,741 compared to $2,853,391 for last year, a decrease of approximately 54%. The main area of decrease was in consulting costs ($397,791 for fiscal 2008 compared to $2,436,469 last year). Administration expenses increased ($850,082 for fiscal 2008 compared to $337,847 last year). The increase in administrative expenses was due to the increase in salaries and space rental costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $2,853,391 for the year ended September 30, 2007 compared to loss from operations of $1,337,741 for the year ended September 30, 2008.

After interest expense in fiscal 2008 of $468,643, compared to $154,327 in the prior year, the Company realized a net loss for fiscal 2008 of $1,981,543 as compared to a net loss of $3,176,745 for the prior fiscal year. This loss translated into a loss of $.09 per share for fiscal 2007, compared to a loss of $.04 for fiscal 2008.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2007 cash on hand was $1,541,001 as compared with $478,843 at September 30, 2008. The Company received services in the aggregate amount of $2,123,750 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2007 were $1,546,432 as compared to $482,033 at September 30, 2008.

The Company’s total stockholders’ equity changed to -$1,692,367 September 30, 2008 from -$3,559,491 at September 30, 2007. The reduction in the deficit of total stockholders’ equity was due to the loss from operations and the issuance of shares for services rendered.

Impact of Inflation

The general level of inflation has been relatively low during the last several fiscal years and has not had a significant impact on the Company.

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DONAHUE ASSOCIATES, LLC
Certified Public Accountants
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have completed the audit of the financial statements of USCorp and its internal control over financial reporting as of September 30, 2008 and September 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of USCorp at September 30, 2008 and September 30, 2007, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Donahue Associates LLC
Monmouth Beach, New Jersey
December 23, 2008

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2008 and September 30, 2007

	30-Sep-08	30-Sep-07

ASSETS
Current assets:
Cash	$478,843	$1,541,001
Total current assets	$478,843	$1,541,001

Other assets:
Equipment- net	3,190	5,431

Total assets	$482,033	$1,546,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$300,169	$2,410,918
Gold bullion loan	1,445,273	0
Subscriptions payable	0	569,323
Total current liabilities	$1,745,442	$2,980,241

Gold bullion loan	0	1,205,484
Convertible debenture payable	288,702	639,770
Advances payable to shareholder	0	205,263

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,218,750 shares issued and outstanding at September 30, 2008	71,758	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at September 30, 2008, stated value; $0,50	63,498	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 33,856,462 shares at September 30, 2007 and 60,612,630 at September 30, 2008	$606,126	$338,564
Additional paid in capital	11,420,136	7,839,031
Accumulated deficit - exploration stage	(13,718,629)	(11,737,086)
Total shareholders' deficit	(1,692,367)	(3,559,491)

Total Liabilities & Shareholders' Deficit	$482,033	$1,546,432

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2008 and September 30, 2007
and from Inception, May 1989 through September 30, 2008

			Inception
	2008	2007	to Date
General and administrative expenses:
Consulting	$397,751	$2,436,469	$6,086,087
Administration	850,082	337,847	4,906,501
License expense	56,775	30,125	247,459
Professional fees	33,133	48,878	526,460
Total general & administrative expenses	1,337,741	2,853,319	11,766,507

Net loss from operations	$(1,337,741)	$(2,853,319)	$(11,766,507)

Other income (expenses):
Interest income	7,264	0	7,264
Interest expense	(468,643)	(154,327)	(722,032)
Loss on unhedged derivative	(182,423)	(169,099)	(637,354)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(1,981,543)	$(3,176,745)	$(13,718,629)

Provision for income taxes	0	0	0

Net loss	$(1,981,543)	$(3,176,745)	$(13,718,629)

Basic & fully diluted net loss per common share	$(0.04)	$(0.09)

Weighted average of common shares outstanding: Basic & fully diluted	53,945,024	33,844,237

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2008 and September 30, 2007
and from Inception, May 1989 through September 30, 2008

			Inception
	2008	2007	to Date
Operating Activities:
Net loss	$(1,981,543)	$(3,176,745)	$(13,718,629)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	228,990	5,000	2,151,510
Depreciation expense	3,882	4,474	14,365
Interest expense	468,643	154,327	722,032
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	182,423	169,099	637,354
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(70,749)	2,337,601	2,340,169
Net cash used by operations	$(1,168,354)	$(506,244)	$(4,803,734)

Investing activities:
Purchase of office equipment	$(1,641)	$(1,665)	$(17,555)
Net cash used by investing activities	(1,641)	(1,665)	(17,555)

Financing activities:
Issuance of common stock	$113,100	$0	$2,264,868
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	569,323	569,323
Issuance of convertible notes	200,000	1,200,000	1,400,000
Advances received (paid) shareholder	(205,263)	196,014	347,494
Net cash provided by financing activities	107,837	1,965,337	5,300,132

Net increase (decrease) in cash during the period	$(1,062,158)	$1,457,428	$478,843

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at September 30th	$478,843	$1,541,001	$478,843

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2008

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
From Inception, May 1989 to September 30, 2008
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
From Inception, May 1989 to September 30, 2008
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	$329,214	$7,115,633	$(7,722,790)	$(277,943)

Issued stock for services	885,000	8,850	70,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,462	$338,064	$7,186,433	$(8,560,341)	$(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Issuance of convertible debt			648,098		648,098

Net loss for the fiscal year				(3,176,745)	(3,176,745)

Balance at September 30, 2007	33,856,462	338,564	7,839,031	(11,737,086)	(3,559,491)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	12,181,329	121,814	566,954		688,768	$0.06

Issued stock for services	7,348,214	73,482	2,123,750		2,197,232	$0.30

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period				(1,981,543)	(1,981,543)

Balance at September 30, 2008	60,612,630	$606,126	$11,420,136	$(13,718,629)	$(1,692,367)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2008 and September 30, 2007

1.	Organization of the Company and Significant Accounting Principles
USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation and owner of the 141 claims making up the Twin Peaks Mine at that time, by issuing 24,200,000 shares of common stock. USMetals became a wholly owned subsidiary of the Company.

The Company now owns the mineral rights to 172 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 235 Placer and Lode Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

The Company has no revenues to date and has defined itself as an “exploration stage” company.

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
Mineral Properties- Costs incurred to acquire mineral interest in properties, to drill and equip exploratory sites within the claims groups, to conduct exploration and assay work are expensed as incurred.

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

Recent accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company's first quarter ending March 31, 2008. The adoption of FIN 48 will not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 will not have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities”&. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No.159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on the financial statements of the Company.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No.109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No.109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 159 will not have a material impact on the financial statements of the Company.

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

* In calendar 2008 Management launched an investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the company’s web sites.

* In calendar 2009 Management plans to receive and analyze the assays from 2008 drilling program on our Twin Peaks property; Plot future drilling; Receive BLM permit California; Drill the Picacho Salton Project in California; Complete Phase Three drilling on the Twin Peaks property; Receive and analyze the Picacho Salton assays; Draw up and Submit the final Mining Plan of Operations (MPO) for the Twin Peaks; Submit the MPO to the BLM; Complete a Bankable Feasibility study on the Twin Peaks property; Submit the Final MPO on the Picacho Salton Project to the BLM; and Finish a Bankable feasibility study on the Picacho Salton Project. Then begin mining.

3. Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share. In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. The effects of the preferred and common stock warrants and the debentures convertible into shares of common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive. Net loss per share is computed as follows:

	2008	2007

Net loss before cumulative preferred dividend	$(1,981,543)	$(3,176,745)
Cumulative dividend preferred	(28,211)	(20,978)
Net loss	$(2,009,754)	$(3,197,723)
Weighted average	53,945,024	33,844,237

Basic & fully diluted net loss per common share	$(0.04)	$(0.09)

4. Concentrations of Credit

At September 30, 2008 and September 30, 2007, the Company has deposits at a bank that are approximately $226,000 and $1,400,000 respectively in excess of insured amounts.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. In September 2007, the holder of the promissory note extended the maturity date until September 27, 2009 at the previous terms. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure) in September 2009. The loss on the underlying derivative gold contract has been calculated as follows.

	2008	2007

Carrying value of loan	$807,919	$750,553

Fair value of loan	1,445,273	1,205,484

Life to date loss on unhedged underlying derivative	$(637,354)	$(454,931)

6. Equipment

A summary of equipment at September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Office equipment	$17,555	$15,914
Accumulated depreciation	(14,365)	(10,483)

Net equipment	$3,190	$5,431

Depreciation expense for fiscal years 2008 and 2007 was $3,882 and $4,474, respectively.

7. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, Gold Bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2008 and September 30, 2007.

8. Issuances of Common Stock and Preferred Stock

During fiscal year 2007, the Company issued 50,000 shares of stock to legal consultants for services rendered.

In the fourth quarter of fiscal year 2007, the Company opened an offering of 8,000,000 shares of Class A common stock to the public under Regulation D of the Securities Exchange Act of 1934. Each unit consisting of one share of Class A common stock and a warrant to purchase one half of one share of Class A common stock was offered for sale at $.075. The holder of two warrants would enable the holder to purchase one share of Class A common stock for forty cents extending for a period of two years. The offering was closed by September 30, 2007 and the Company received net subscription proceeds of $569,323.

In October 2007, the Company issued 12,181,329 shares of Class A common stock and warrants to purchase 4,136,666 shares of Class A common stock and received proceeds of $688,768, of which $569,823 was received in the last quarter of 2007 as subscriptions.

During the fiscal year 2008, the Company issued 7,348,214 shares of common stock to consultants for services rendered.

During the fiscal year 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

During the fiscal year 2008, the holder of the Series B preferred stock converted $6,667 of preferred to 26,625 shares of common stock.

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 5,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

In September 2008, the Company issued 5,218,750 preferred A shares to its officers and employees for services rendered. The preferred A shares are convertible into common stock on an eight for one basis. The Company valued the transaction at $71,758 and, accordingly, recorded a compensation expense in the statement of operations.

9. Common Stock Warrants
The following is a summary of common stock warrants outstanding at September 30, 2008:

		Weighted Average	Weighted
	Amount	Exercise Price	Years to Maturity
Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	4,136,666	$0.40	1.01

During fiscal year 2008, 155,000 of the Preferred B warrants that had been outstanding expired unexercised.

10. Convertible Debentures

During the fiscal year 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock. Also in fiscal year 2008 the Company issued an additional convertible debenture and received proceeds of $200,000. The debentures are convertible into common stock at $0.125 per share. Debentures maturing in September 2010 of $300,000 have an interest rate of 5% and debentures of $200,000 maturing in March 2011 have an interest rate of 4%.

The balance of the convertible debt at September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Convertible debt payable	$500,000	$1,200,000
Unamortized beneficial conversion feature	(211,298)	(560,230)

Net convertible debt payable	$288,702	$639,770

11. Income Tax Provision
Provision for income taxes is comprised of the following:

	30-Sep-08	30-Sep-07

Net loss before provision for income taxes	$(1,981,543)	$(3,176,745)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,888,675)	(2,447,303)
Allowance for recoverability	2,888,675	2,447,303
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,888,675	$2,447,303
Allowance for recoverability	(2,888,675)	(2,447,303)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Related Party Transactions

During fiscal year 2007, the chief executive officer and majority shareholder provided office space to the Company. The Company paid the chief executive officer $36,559 for the use of the office space.

During fiscal year 2007, the chief executive officer and majority shareholder advanced $196,014 to The Company for use in its operations at no interest. The Company has imputed interest on the advances at its cost of capital and has recorded an interest charge of $9,249 on the advances in the statement of operations. The advance was repaid in fiscal year 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2008, the Company's internal control over financial reporting is effective.

There have not been any changes during our fiscal quarter ended September 30, 2008 in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information

In October 2004 the shareholders approved a new class of Common Stock, 250,000,000 shares of $.001 par value Series B Common Stock. Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series “Class B” of $.001 par value common stock in the amount of 250,000,000 shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Name	Age	Position Held
Robert Dultz	67	Chief Executive Officer, acting Chief Financial Officer and Chairman
Larry Dietz	61	President, Secretary, Treasurer and Director
Carl W. O’Baugh	77	Director
Judith Ahrens	69	Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2008

Robert Dultz, USCorp’s Chairman and CEO since January 2002 has an over 25-year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Former Chairman and President of a prior corporate owner of the Twin Peaks claims and since 2000 has been a majority shareholder of corporate owners of the claims. Mr. Dultz has served on the boards of several publicly traded companies. Mr. Dultz spends in excess of 90% of his time working for USCorp.

Larry Dietz, the Company’s President and Director since January 2002, and Secretary-Treasurer since June 2006 and has an over 20-year association with the Twin peaks property and is former President of a prior corporate owner of the Twin Peaks claims. He served as President of Dietz and Associates, a mining consultancy, since 1982 and He is an expert in Arizona’s geology. Dietz authored the Arizona Mineral Industry Location System, a database identifying all known mineral occurrences in the state. He is Registered Expert Witness with the Technical Advisory Services for Attorneys. He is also an associate member of the Society of Mining Engineers of the American Institute of Mining, Metallurgical and Petroleum Engineers. Mr. Dietz currently works full time for PacifiCare at the Arizona State Retirement System. He devotes less than 15% of his time to USCorp

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has an over 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of a prior corporate owner of the Twin Peaks claims. Former President of Golconda Gems, Inc, a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico. Extensive knowledge and experience of gems, minerals and metals. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

Judith Ahrens an Independent Director of the Company since July 2003. Ms. Ahrens is a former lobbyist in Washington DC and has worked in public relations for National and State elected officials. From 2000 to 2006 Ms. Ahrens worked full time for National Grants Conferences. She recently worked in Presidential Campaign work. She devotes less than 10% of her time to USCorp.

(a) Family relationships.

There are no family relationships among the officers or directors.

(b) Involvement in certain legal proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

(c) Adoption of Code of Ethics.

On September 22, 2004 USCorp adopted a Code of Ethics for officers and directors of the Company, filed previously and included herein by reference.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2008 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year, USCorp’s officers or directors did not devote their full time to the affairs of USCorp. As reported in previous Form 10-QSB filings by the Company they did not receive compensation for their services; however, USCorp’s officers received shares of the Company’s common stock in consideration of their agreement to serve.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of December 31, 2008. Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of September 30, 2008, there were 60,612,630 shares of Class A Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Class A Common Voting Ownership	Series A Preferred Voting* Ownership	Total Votes	Percentage of Voting Ownership

Robert Dultz c/o USCorp,	10,595,525	5,000,000	50,595,525	49.72%
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102

Larry Dietz c/o USCorp,	51,000	50,000	451,000	0.44%
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102

Carl O’Baugh c/o USCorp,	50,250	50,000	450,250	0.44%
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102

Judith Ahrens c/o USCorp,	50,000	43,750	400,000	0.39%
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102

Officers, Directors and Affiliates as a group (4 individuals)	10,746,775	5,143,750	51,896,775	51.00%
 *Series A Preferred Shares are convertible to Common 8 for 1 and are voting before conversion.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 15. EXHIBITS

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

USCORP.

Dated: January 12, 2009	By:	/s/ Larry Dietz
Larry Dietz
President, Secretary-Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief Executive Officer	January 12, 2009
Robert Dultz	and acting Chief Financial Officer

/s/ Larry Dietz	President, Secretary-Treasurer	January 12, 2009
Larry Dietz	and Director

/s/ Carl O’Baugh	Director	January 12, 2009
Carl O’Baugh

/s/ Judith Ahrens	Director	January 12, 2009
Judith Ahrens