Form 10-Q
period 2008-12-31
USCORP
filed 2009-02-11
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: ______________ to ______________

USCORP.
(Exact name of registrant as specified in its charter)

Nevada	000-19061	87-0403330
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4535 W. Sahara Avenue, Suite 200, Las Vegas, NV 89102
(Address of Principal Executive Office) (Zip Code)

(702) 933-4034
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 21, 2009.
64,559,058 shares of Common Stock issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007 (unaudited)	3

Consolidated Statements of Operations for the Three Months & Quarter Ended December 31, 2008 and December 31, 2007 and from Inception, May 1989 through June 30, 2007 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and December 31, 2007 and from Inception, May 1989 through 2007December 31, 2008 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2008	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

PART I.  FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
    As of December 31, 2008 and September 30, 2008

	31-Dec-08	30-Sep-08
ASSETS

Current assets:
Cash	$477,828	$478,843
Total current assets	$477,828	$478,843

Other assets:
Equipment- net	2,342	3,190

Total assets	$480,170	$482,033

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$300,169	$300,169
Gold bullion loan	1,444,946	1,445,273
Subscriptions payable	35,652	0
Total current liabilities	$1,780,767	$1,745,442

Gold bullion loan	0	0
Convertible debenture payable	542,230	288,702
Advances payable to shareholder	0	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,218,750 shares issued and outstanding at September 30, 2008	71,758	71,758
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at September 30, 2008, stated value; $0,50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares, and 60,612,630 issued and outstanding at September 30, 2008,	$630,590	$606,126
Additional paid in capital	11,511,943	11,420,136
Accumulated deficit - exploration stage	(14,125,616)	(13,718,629)
Total shareholders' deficit	(1,983,083)	(1,692,367)

Total Liabilities & Shareholders' Deficit	$480,170	$482,033

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2008 and December 31, 2007
and from Inception, May 1989 through December 31, 2008

	Unaudited
	3 Months	3 Months	Inception
	31-Dec-08	31-Dec-07	to Date
General and administrative expenses:
Consulting	$84,723	$9,310	$6,170,810
Administration	247,662	146,868	5,154,163
License expense	100	0	247,559
Professional fees	18,810	43,672	545,270
Total general & administrative expenses	351,295	199,850	12,117,802

Net loss from operations	$(351,295)	$(199,850)	$(12,117,802)

Other income (expenses):
Interest income	509	0	7,773
Interest expense	(70,948)	(162,076)	(792,980)
Loss on unhedged derivative	14,747	(275,206)	(622,607)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(406,987)	$(637,132)	$(14,125,616)

Provision for income taxes	0	0	0

Net loss	$(406,987)	$(637,132)	$(14,125,616)

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	61,859,459	49,517,400

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Quarters Ended December 31, 2008 and December 31, 2007
and from Inception, May 1989 through December 31, 2008

			Inception
	31-Dec-08	31-Dec-07	to Date
Operating Activities:
Net loss	$(406,987)	$(637,132)	$(14,125,616)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	28,271		2,179,781
Depreciation expense	848	1,084	15,213
Interest expense	70,948	162,076	792,980
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	(14,747)	275,206	622,607
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	0	18,111	2,340,169
Net cash used by operations	$(321,667)	$(180,655)	$(5,125,401)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$85,000	$0	$2,349,868
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	18,455	648,282
Subscriptions received	35,652	0	604,975
Issuance of convertible notes	200,000	0	1,600,000
Advances received (paid) shareholder	0	(27,955)	347,494
Net cash provided by financing activities	320,652	(9,500)	5,620,784

Net increase (decrease) in cash during the period	$(1,015)	$(190,155)	$477,828

Cash balance at beginning of the fiscal year	478,843	1,541,001	0

Cash balance at December 31st	$477,828	$1,350,846	$477,828

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	12,181,329	121,814	566,954		688,768	$0.06

Issued stock for services	7,348,214	73,482	2,123,750		2,197,232	$0.30

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period				(1,981,543)	(1,981,543)

Balance at September 30, 2008	60,612,630	606,126	11,420,136	(13,718,629)	(1,692,367)

Issuance of common stock	2,125,000	21,250	63,750		85,000	$0.04

Issued stock for services	321,428	3,214	25,057		28,271	$0.09

Issuance of convertible debt			3,000		3,000

Net loss for the period				(406,987)	(406,987)

Balance at December 31, 2008	63,059,058	$630,590	$11,511,943	$(14,125,616)	$(1,983,083)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Quarters Ended December 31, 2008 and December 31, 2007

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

	12/31/2008	12/31/2007

Net loss before cumulative preferred dividend	$(406,987)	$(637,132)

Cumulative dividend preferred	(29,997)	(22,893)

Net loss	$(436,984)	$(660,025)

Weighted average	61,859,459	49,517,400

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

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

Carrying value of loan	$822,339

Fair value of loan	1,444,946

Life to date loss on unhedged underlying derivative	$(622,607)

5. Equipment

A summary of equipment at December 31, 2008 and September 30, 2008 is as follows:

	31-Dec-08	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(15,213)	(14,365)

Net equipment	$2,342	$3,190

6. Issuances of Common Stock and Preferred Stock

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

During the fiscal year 2008, the holder of the preferred stock converted $6,667 of preferred to 26,625 shares of common stock.

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

In October 2008, the Company issued 2,125,000 shares of common stock and received proceeds of $85,000

In November 2008, the Company issued 321,428 shares of common stock to consultants for services rendered valued at $28,271.

7. Common Stock Warrants

The following is a summary of common stock warrants outstanding at December 31, 2008:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	4,136,666	$0.40	1.01

Issues	0
Exercises	0
Expires	0

Outstanding at December 31, 2008	4,136,666	$0.40	0.76

8. Convertible Debentures

The balance of the convertible debt at December 31, 2008 and September 30, 2008 is as follows:

	31-Dec-08	30-Sep-08

Convertible debt payable	$700,000	$500,000
Unamortized beneficial conversion feature	(157,770)	(211,298)

Net convertible debt payable	$542,230	$288,702

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Dec-08	31-Dec-07

Net loss before provision for income taxes	$(406,987)	$(637,132)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(3,019,271)	(2,844,908)
Allowance for recoverability	3,019,271	2,844,908
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$3,019,271	$2,844,908
Allowance for recoverability	(3,019,271)	(2,844,908)
Deferred tax benefit	$0	$0

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

Results of Operations

Comparison of operating results for the three months ended December 31, 2008 and December 31, 2007:

The Company has no revenues through the date of this report.

General and administrative expenses were $315,295 compared to $199,850for the same period a year ago. Consulting costs increased from $9,310to $87,723 in the three months ended December 31, 2008 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter, and investor and public relations costs. Administration costs increased from $146,868 in the three months ended December 31, 2007 to $247,662for the three months ended December 31, 2008 due to increase costs for clerical help, office staff and salaried employees.

As a result of general and administrative costs, the Company experienced a loss from operations of $406,987for the three months ended December 31, 2008, compared to loss from operations of $199,850 for the same period last year.

Interest expense increased to -$70,948 during the first Three months of fiscal 2008 compared to -$162,076the first Three months of fiscal year 2008 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $14,747for the first Three months of fiscal year 2009 due to the decrease in the price of gold over the past year.

Net loss for the first Three months of fiscal year 2009 was $406,987, or $0.01 per share compared to a loss of $637,132, or $0.01  per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2008 cash on hand was $477,828as compared with $478,843at September 30, 2008. During the first Three months of fiscal year 2009, the Company used $321,667for its operations.

At December 31, 2008, the Company had working capital of $477,828compared to a working capital of $478,843at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at December 31, 2008 were $480,170as compared to $482,033 at September 30, 2008. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $1,983,083at December 31, 2008 compared to a deficit of 1,692,387at September 30, 2008. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $321,667for the three months ended December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Previously Reported

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In  October of 2008 we received $120,652 and the Company issued 2,125,000 shares as the result of a private placement.

As previously reported, we have received $2.19 million in commitments to finance fiscal 2009 operations. As of the date of this report the Company has received $400,000 of the $2.19 million in commitments for 2009, however the December 2008 payment was not received and there is no guarantee that the Company will receive the rest of the committed funds. We continue to pursue additional sources of financing.

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
Dated: February 11, 2009