Form 10-Q
period 2009-03-31
USCORP
filed 2009-05-12
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009.
67,684,058 shares of Common Stock issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet as of March 31, 2009 and September 30, 2008 (unaudited)	3

Consolidated Statements of Operations for the Three & Six Months & Quarter Ended March 31, 2009 and September 30, 2008 and from Inception, May 1989 through March 31, 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and from Inception, May 1989 through 2007March 31, 2009 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2009	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

PART I.  FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
As of March 31, 2009 and September 30, 2008

	Unaudited
	31-Mar-09	30-Sep-08
ASSETS

Current assets:
Cash	$313,814	$478,843
Total current assets	$313,814	$478,843

Other assets:
Equipment- net	1,537	3,190

Total assets	$315,351	$482,033

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$285,550	$300,169
Gold bullion loan	1,507,528	1,445,273
Subscriptions payable	0	0
Total current liabilities	$1,793,078	$1,745,442

Convertible debenture payable	582,599	288,702

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,218,750 shares issued and outstanding at September 30, 2008	71,758	71,758
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at September 30, 2008, stated value; $0.50	63,498	63,498
Common stock B- $0.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $0.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 33,856,462 shares at September 30, 2007, 60,612,630 at Sept. 30, 2008 and 67,684,058 at March 31, 2009	$676,840	$606,126
Additional paid in capital	11,655,193	11,420,136
Accumulated deficit - exploration stage	(14,532,615)	(13,718,629)
Total shareholders' deficit	(2,200,582)	(1,692,367)

Total Liabilities & Shareholders' Deficit	$315,351	$482,033

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Six Months Ended March 31, 2009 and March 31, 2008
and from Inception, May 1989 through March 31, 2009

	Unaudited	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08	to Date
General and administrative expenses:
Consulting	$163,404	$114,807	$78,681	$105,497	$6,249,491
Administration	447,757	273,311	200,095	126,443	5,354,258
License expense	100	0	0	0	247,559
Professional fees	44,205	41,289	25,395	(2,383)	570,665
Total general & administrative expenses	655,466	429,407	304,171	229,557	12,421,973

Net loss from operations	$(655,466)	$(429,407)	$(304,171)	$(229,557)	$(12,421,973)

Other income (expenses):
Interest income	632	0	123	0	7,896
Interest expense	(125,423)	(243,029)	(54,475)	(80,953)	(847,455)
Loss on unhedged derivative	(33,729)	(291,172)	(48,476)	(15,966)	(671,083)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(813,986)	$(963,608)	$(406,999)	$(326,476)	$(14,532,615)

Provision for income taxes	0	0	0	0	0

Net loss	$(813,986)	$(963,608)	$(406,999)	$(326,476)	$(14,532,615)

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	63,915,751	50,636,908	63,059,058	51,756,416

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2009 and March 31, 2008
and from Inception, May 1989 through March 31, 2009

			Inception
	31-Mar-09	31-Mar-08	to Date
Operating Activities:
Net loss	$(813,986)	$(963,608)	$(14,532,615)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	38,771	0	2,190,281
Depreciation expense	1,653	2,014	16,018
Interest expense	125,423	243,029	847,455
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	33,729	291,172	671,083
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(14,619)	14,784	2,325,550
Net cash used by operations	$(629,029)	$(412,609)	$(5,432,763)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$264,000	$0	$2,528,868
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	0	569,323
Issuance of convertible notes	200,000	0	1,600,000
Advances received (paid) shareholder	0	(205,263)	347,494
Net cash provided by financing activities	464,000	(205,263)	5,764,132

Net increase (decrease) in cash during the period	$(165,029)	$(617,872)	$313,814

Cash balance at beginning of the fiscal year	478,843	1,541,001	0

Cash balance at March 31st	$313,814	$923,129	$313,814

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2009

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
From Inception, May 1989 to March 31, 2009
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
From Inception, May 1989 to March 31, 2009
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
From Inception, May 1989 to March 31, 2009
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to March 31, 2009
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	12,181,329	121,814	566,954		688,768	$0.06

Issued stock for services	7,348,214	73,482	2,123,750		2,197,232	$0.30

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,625	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period				(1,981,543)	(1,981,543)

Balance at September 30, 2008	60,612,630	606,126	11,420,136	(13,718,629)	(1,692,367)

Issuance of common stock	6,600,000	66,000	198,000		264,000	$0.04

Issued stock for services	471,428	4,714	34,057		38,771	$0.08

Issuance of convertible debt			3,000		3,000

Net loss for the period				(813,986)	(813,986)

Balance at March 31, 2009	67,684,058	$676,840	$11,655,193	$(14,532,615)	$(2,200,582)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended March 31, 2009 and March 31, 2008

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

The accompanying consolidated unaudited financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and has no business operations and continues to rely on financing and the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production before the start of commercial production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted to the Bureau of Land Management and is being reviewed by them. Approval is expected and drilling should begin in June 2009.

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as the required permits and approvals have been granted. Management plans to apply for approval to begin commercial scale operations on both the Twin Peaks Project and Picacho Salton Project properties; whichever project is permitted first will be developed first.

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

* Attend and exhibit at industry and investment trade shows and road shows.

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company's growth plans.

* Acquire additional fully permitted or producing properties and/or corporations with properties as subsidiaries to advance the company's growth plans.

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

	3/31/2009	3/31/2008

Net loss before cumulative preferred dividend	$(813,986)	$(963,608)

Cumulative dividend preferred	(30,599)	(28,211)

Net loss	$(844,585)	$(991,819)

Weighted average	63,915,751	50,636,908

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)

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

Carrying value of loan	$836,445

Fair value of loan	1,507,528

Life to date loss on unhedged underlying derivative	$(671,083)

5. Equipment

A summary of equipment at March 31, 2009 and September 30, 2008 is as follows:

	31-Mar-09	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(16,018)	(14,365)

Net equipment	$1,537	$3,190

6. Issuances of Common Stock and Preferred Stock

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

In the second quarter of fiscal year 2009, the Company issued 4,475,000 shares and received proceeds of $179,000.

In February 2009, the Company issued 150,000 shares to a consultant for services rendered and recorded a consulting expense of $10,500.

7. Common Stock Warrants

The following is a summary of common stock warrants outstanding at March 31, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	4,136,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	4,136,666	$0.40	1.01

Issues	0
Exercises	0
Expires	0

Outstanding at March 31, 2009	4,136,666	$0.40	0.67

8. Convertible Debentures

The balance of the convertible debt at March 31, 2009 and September 30, 2008 is as follows:

	31-Mar-08	30-Sep-08

Convertible debt payable	$700,000	$500,000
Unamortized beneficial conversion feature	(117,401)	(211,298)

Net convertible debt payable	$582,599	$288,702

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Mar-09	31-Mar-08

Net loss before provision for income taxes	$(813,986)	$(963,608)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,536,495)	(702,953)
Allowance for recoverability	2,536,495	702,953
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,536,495	$702,953
Allowance for recoverability	(2,536,495)	(702,953)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended September 30, 2008.

Results of Operations

Comparison of operating results:

The Company has no revenues through the date of this report.

General and administrative expenses were $304,171 for the three months ended March 31, 2009 compared to $229,557 for the same period a year ago. Consulting costs decreased from $105,497 in the three months ended March 31, 2008 to $78,681 in the three months ended March 31, 2009 which is mainly due to investor and public relations costs. Administration costs increased from $126,443 in the three months ended March 31, 2008 to $200,095 for the three months ended March 31, 2009 due to increases in clerical help, office staff and salaried employees.

As a result of general and administrative costs, the Company experienced a loss from operations of $406,999 for the three months ended March 31, 2009, compared to loss from operations of $326,476 for the same period last year.

Interest expense decreased to -$125,423 during the first six months of fiscal 2008 compared to -$243,029 the first six months of fiscal year 2008 as a result of the effect on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $33,729 for the first six months of fiscal year 2009 due to the change in the price of gold over the period.

Net loss for the first six months of fiscal year 2009 was $813,986, or $0.01 per share compared to a loss of $963,608, or $0.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2009 cash on hand was $313,814 as compared with $478,843 at September 30, 2008. During the first six months of fiscal year 2009, the Company used $655,466 for its operations.

At March 31, 2009, the Company had working capital of $477,828 compared to a working capital of $478,843at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at March 31, 2009 were $315,351 as compared to $482,033 at September 30, 2008. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $2,200,582 at March 31, 2009 compared to a deficit of 1,692,387 at September 30, 2008. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $813,986 for the three months ended March 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has been involved as a Defendant in a lawsuit.  The Company has denied liability for the claims made by the plaintiff.  Recently the lawsuit was fully settled and compromised and dismissed with prejudice.  The settlement had no material adverse effect on the Company. USCorp is not involved in any other legal proceedings.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of fiscal year 2009, the Company issued 4,475,000 shares and received proceeds of $179,000.

In February 2009, the Company issued 150,000 shares to a consultant for services rendered and recorded a consulting expense of $10,500.

As previously reported, we have received $2.19 million in commitments to finance fiscal 2009 operations. As of the date of this report the Company has received $400,000 of the $2.19 million in commitments for 2009, however subsequent payments have not been received and there is no guarantee that the Company will receive the rest of the committed funds. We continue to pursue additional sources of financing.

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
Dated: May 12, 2009