Form 10-K/A
period 2008-09-30
USCORP
filed 2009-06-24
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

Subsequent to the issuance of the financial statements for the fiscal years ended September 30, 2008 and September 30, 2007, management discovered that an incorrect statement had been filed instead of the finalized report.  The original Annual Report on Form 10-K we filed incorrectly valued the shares issued to consultants.  The following indicates those accounts in the consolidated balance sheets and the consolidated income statements affected by the restatement.

	As Reported	As Restated

Total shareholder deficit	$(1,692,367)	$(1,814,376)
Net loss	$(1,981,543)	$(2,498,879)
Basic & fully diluted net loss per common share	$(0.04)	$(0.05)

FORM 10-K/A
September 30, 2008
USCORP

TABLE OF CONTENTS

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

The Company, through its wholly-owned subsidiary, USMetals, owns 172 mining claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 235 mining claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

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

The Mining Claims of USMetals are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of USMetals’ Mining Claims, more commonly referred to as the “Twin Peaks Project”, are the historic sites of the Crosby, Hayes, Swiss Belle and Gloryhole Mines, past producers of gold and silver. The Twin Peaks Project claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. There are tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects which abut USMetals’ property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

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

The Company, through its wholly owned subsidiaries, owns unpatented mining claims and pays an annual Maintenance Fee payment to the Bureau of Land Management (“BLM”) for each of its claims. Maintenance Fee payments of $125 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

In the Map above “1”“2” “3” “4” and “5” represent the approximate locations of the company’s Picacho Salton Project properties in the Mesquite Mining District of Imperial County, California. These five locations are represented by the number “2” in the map below.

History of previous operations.

Twin Peaks Project claims group, in the Eureka Mining District of Yavapai County, Arizona: From a historical perspective, Spaniards arrived in the area over 400 years ago and used the Santa Maria River to gain access to the claims area. According to historical sources, the local Native Americans were used by the Spaniards to mine gold and silver in the area, which was refined and shipped to Spain. More recently, in the 1800s, John Lawler and Charles Crosby pioneered the Eureka Mining District. In 1883, John Lawler discovered the area was rich in gold, silver, lead, and zinc.

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

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized as principal consultant/advisor: Geological Support Services, LLC under Robert Cameron, PhD; which, in turn, may employ subcontractors that perform work indirectly for the Company and its subsidiaries; and a secondary consultant/advisor, Wondjina Research Institute under Rich Lundin.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2009 the shareholders voted to authorize the Board of Directors to raise money from the public via equity or debt financing under terms and conditions to be determined by the Board. And the shareholders voted to approve the actions of the Board of Directors for the fiscal year ended September 30, 2008.

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

The Company, through its wholly owned subsidiary, USMetals, owns 172 unpatented contiguous mining claims totaling 3,440 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered in important quantities. The previous owners started acquisition of this claim group in the early 1940s and by the mid-1980s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

General and administrative expense for fiscal 2008 was $1,708,250 compared to $2,853,391 for last year, a decrease of approximately 40%. The main area of decrease was in consulting costs ($728,320 for fiscal 2008 compared to $2,436,469 last year). Administration expenses increased ($851,860 for fiscal 2008 compared to $337,847 last year). The increase in administrative expenses was due to the increase in salaries and space rental costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $1,708,250 for the year ended September 30, 2008 compared to loss from operations of $2,853,391 for the year ended September 30, 2007 ..

After interest expense in fiscal 2008 of $468,643, compared to $154,327 in the prior year, the Company realized a net loss for fiscal 2008 of $2,498,879 as compared to a net loss of $3,176,745 for the prior fiscal year. This loss translated into a loss of $.04 for fiscal 2008, compared to a loss of $.09 per share for fiscal 2007.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2008 cash on hand was $327,945 as compared with   cash on hand was $1,541,001 at September 30, 2007. The Company received services in the aggregate amount of $728,320 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2008 were $331,135  as compared to  $1,546,432 at September 30, 2007.

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

Off Balance Sheet Arrangements

None

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have completed the audit of the financial statements of USCorp. and its internal control over financial reporting as of September 30, 2008 and September 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Donahue Associates LLC

Monmouth Beach, New Jersey

December 23, 2008 (Note 16- June 20, 2009)

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2008 and September 30, 2007

	As Restated
	30-Sep-08	30-Sep-07
ASSETS

Current assets:
Cash	$327,945	$1,541,001
Total current assets	$327,945	$1,541,001

Other assets:
Equipment- net	3,190	5,431
Total assets	$331,135	$1,546,432

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$189,211	$2,410,918
Gold bullion loan	1,592,100	0
Subscriptions payable	0	569,323
Total current liabilities	$1,781,311	$2,980,241

Gold bullion loan	0	1,205,484
Convertible debenture payable	288,702	639,770
Advances payable to shareholder	0	205,263

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,218,750 shares issued and outstanding at September 30, 2008	7,000	0
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 155,000 shares outstanding at September 30, 2007 and 141,687 at September 30, 2008, stated value; $0,50	63,498	70,165
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008 and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 33,856,462 shares at September 30, 2007 and 60,612,631 at September 30, 2008	$606,126	$338,564
Additional paid in capital	11,815,463	7,839,031
Accumulated deficit - exploration stage	(14,235,965)	(11,737,086)
Total shareholders' deficit	(1,814,376)	(3,559,491)
Total Liabilities & Shareholders' Deficit	$331,135	$1,546,432

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2008 and September 30, 2007
and from Inception, May 1989 through September 30, 2008

	As Restated		Inception
	2008	2007	to Date
General and administrative expenses:
Consulting	$728,320	$2,436,469	$6,416,656
Administration	851,862	337,847	4,908,281
License expense	56,775	30,125	247,459
Professional fees	71,293	48,878	564,620
Total general & administrative expenses	1,708,250	2,853,319	12,137,016

Net loss from operations	$(1,708,250)	$(2,853,319)	$(12,137,016)

Other income (expenses):
Interest income	7,264	0	7,264
Interest expense	(468,643)	(154,327)	(722,032)
Loss on unhedged derivative	(329,250)	(169,099)	(784,181)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(2,498,879)	$(3,176,745)	$(14,235,965)

Provision for income taxes	0	0	0

Net loss	$(2,498,879)	$(3,176,745)	$(14,235,965)

Basic & fully diluted net loss per common share	$(0.05)	$(0.09)

Weighted average of common shares outstanding:
Basic & fully diluted	53,945,024	33,844,237

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2008 and September 30, 2007
and from Inception, May 1989 through September 30, 2008

	As Restated		Inception
	2008	2007	to Date
Operating Activities:
Net loss	$(2,498,879)	$(3,176,745)	$(14,235,965)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	169,650	5,000	2,092,170
Depreciation expense	3,882	4,474	14,365
Interest expense	468,643	154,327	722,032
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	329,250	169,099	784,181
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	158,293	2,337,601	2,569,211
Net cash used by operations	$(1,369,161)	$(506,244)	$(5,004,541)

Investing activities:
Purchase of office equipment	$(1,641)	$(1,665)	$(17,555)
Net cash used by investing activities	(1,641)	(1,665)	(17,555)

Financing activities:
Issuance of common stock	$163,010	$0	$2,314,778
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	569,323	569,323
Issuance of convertible notes	200,000	1,200,000	1,400,000
Advances received (paid) shareholder	(205,263)	196,014	347,494
Net cash provided by financing activities	157,747	1,965,337	5,350,042

Net increase (decrease) in cash during the period	$(1,213,056)	$1,457,428	$327,945

Cash balance at beginning of the fiscal year	1,541,001	83,573	0

Cash balance at September 30th	$327,945	$1,541,001	$327,945

Supplemental disclosures of cash flow information:
Interest paid during the fiscal year	$0	$0	$0
Income taxes paid during the fiscal year	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	$847	$1,185,153	$520,000	$1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	$847	$1,185,153	$1,628,000	$2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	$852	$1,217,564	$2,094,000	$3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	$852	$1,217,564	$(1,022,767)	$195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	$852	$1,217,564	$(1,086,155)	$132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Stock issued for mining claim	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock	50,000	500	59,874		60,374	$0.06

Stock issued for services	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-unaudited	300,038	$3,001	$1,905,546	$(1,308,547)	$600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-unaudited	300,038	$3,001	$1,964,214	$(1,367,215)	$600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-unaudited	300,038	$3,001	$1,992,868	$(1,393,920)	$601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-unaudited	300,038	$3,001	$2,015,618	$(2,018,619)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Issuance of common stock	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-unaudited	453,573	$4,536	$2,668,851	$(2,673,387)	$0

Issued stock to purchase mining claim	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to consultants	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-unaudited	24,921,073	$249,211	$5,017,122	$(5,265,058)	$1,275

Issued stock for services	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	$257,931	$5,366,425	$(6,130,345)	$(505,989)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Issuance of common stock	550,000	5,500	206,500		212,000	$0.39

Issued stock to pay bills	1,069,945	10,699	460,077		470,776	$0.44

Issued stock for services	2,118,444	21,184	652,714		673,898	$0.32

Net loss for the fiscal year				(964,108)	(964,108)

Balance at September 30, 2004	29,531,462	$295,314	$6,685,716	$(7,094,453)	$(113,423)

Issuance of common stock	150,000	1,500	46,500		48,000	$0.32

Issued stock for services	2,840,000	28,400	331,600		360,000	$0.13

Issued stock to pay debt	400,000	4,000	50,000		54,000	$0.14

Issuance of warrants			1,817		1,817

Net loss for the fiscal year				(628,337)	(628,337)

Balance at September 30, 2005	32,921,462	$329,214	$7,115,633	$(7,722,790)	$(277,943)

Issued stock for services	885,000	8,850	70,800		79,650	$0.09

Net loss for the period				(837,551)	(837,551)

Balance at September 30, 2006	33,806,462	$338,064	$7,186,433	$(8,560,341)	$(1,035,844)

Issued stock for services	50,000	500	4,500		5,000	$0.10

Issuance of convertible debt			648,098		648,098

Net loss for the fiscal year				(3,176,745)	(3,176,745)

Balance at September 30, 2007	33,856,462	338,564	7,839,031	(11,737,086)	(3,559,491)

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to September 30, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	$606,126	$11,815,463	$(14,235,965)	$(1,814,376)

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

Exploration Stage Company- the Company has no revenues since its inception and therefore qualifies for treatment as an Exploration Stage company as per Statement of Financial Accounting Standards (SFAS) No. 7.  As per SFAS No.7, financial transactions are accounted for as per generally accepted accounted principles.  Costs incurred during the development stage are accumulated in “accumulated deficit- exploration stage” and are reported in the Stockholders’ Equity section of the balance sheet.

Consolidation- the accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary.  All significant inter-company balances have been eliminated.

Use of Estimates- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the consolidated financial statements and for the period they include.  Actual results may differ from these estimates.

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

Recent accounting pronouncements:

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes and An Interpretation of FASB Statement No.109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company's first quarter ending March 31, 2008. The adoption of FIN 48 will not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No.157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The adoption of SFAS No. 157 will not have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No.159, "The Fair Value Option for Financial Assets and Financial Liabilities”&. The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No.159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 will not have a material impact on the consolidated financial statements of the Company.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No.109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No.109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 159 will not have a material impact on the consolidated financial statements of the Company.

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

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years.  The effects of the common stock equivalents convertible to common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive. Net loss per share is computed as follows:

	2008	2007

Net loss before cumulative preferred dividend	$(2,498,879)	$(3,176,745)

Cumulative dividend preferred	(28,211)	(20,978)

Net loss	$(2,527,090)	$(3,197,723)

Weighted average	53,945,024	33,844,237

Basic & fully diluted net loss per common share	$(0.05)	$(0.09)

4. Concentrations of Credit

At September 30, 2008 and September 30, 2007, the Company has deposits at a bank that are approximately $228,000 and $1,400,000 in excess of insured amounts.

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts could have a material adverse affect on the consolidated financial statements.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $635,663.  The note requires the Company to pay the shareholder 1,941 ounces of Gold Bullion (.999 pure) in September 2009. The underlying life to date loss on the imbedded derivative gold payable under this note has been calculated as follows.

	30-Sep-08	30-Sep-07

Carrying value of loan	$807,919	$750,553
Fair value of loan	1,592,100	1,205,484

Life to date loss on unhedged underlying derivative	$(784,181)	$(454,931)

The loss on the unhedged derivative is recorded in the consolidated statements of operations.

6. Equipment

A summary of equipment at September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Office equipment	$17,555	$15,914
Accumulated depreciation	(14,365)	(10,483)

Net equipment	$3,190	$5,431

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

8. Issuances of Common Stock with Warrants and Issuances of Preferred Stock

During fiscal year 2007, the Company issued 50,000 shares of stock to legal consultants for services rendered.

In the fourth quarter of fiscal year 2007, the Company opened an offering of 8,000,000 shares of Class A common stock to the public under Regulation D of the Securities Exchange Act of 1934.  Each unit consisting of one share of Class A common stock and a warrant to purchase one half of one share of Class A common stock was offered for sale at $.075. The holder of two warrants would enable the holder to purchase one share of Class A common stock for forty cents extending for a period of two years.  The offering was closed by September 30, 2007 and the Company received net subscription proceeds of $564,823.

During the fiscal year 2008, the Company issued 8,273,329 shares of Class A common stock and warrants to purchase 4,136,666 shares of Class A common stock and received proceeds of $620,000. Also during fiscal year 2008, the Company issued 1,738,550 shares of Class A common stock and received proceeds of $173,855.

During the fiscal year 2008, the Company issued 9,517,664 shares of common stock to consultants for services rendered.

During the fiscal year 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

During the fiscal year 2008, the holder of the preferred stock converted 13,313 shares of preferred B stock to 26,625 shares of common stock.

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 5,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

SERIES A CONVERTIBLE PREFERRED STOCK

In September 2008, the Company, pursuant to board approval, offered and sold 5,218,750 shares of Series A Convertible Preferred Stock to its officers and directors for an aggregate purchase price of $7,000. The number of shares constituting the Series A Preferred Stock is ten million (10,000,000) shares, each having a par value of $0.001 per share. The Company may not issue fractional shares of the Series A Preferred Stock.

Liquidation Preference

In case of liquidation or dissolution of the Company, the holders of the Series A Preferred Stock shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders an amount in cash equal to the par value of the Series A Preferred shares at conversion to Common A Stock for each share of Series A Preferred Stock outstanding before any amount shall be paid to the holders of any subsequently issued Preferred B Stock or Common A or B stock (the "Liquidation Preference'). If the assets of the Company available for distribution to its shareholders are insufficient to pay the holders of shares of the Series A Preferred Stock the full amount of the Liquidation Preference to which they are entitled, then the holders of such shares shall share ratably in any distribution of assets according to their ownership of the then outstanding Series A Preferred Stock After the payment of the Liquidation Preference is made in full to the holders of the Series A Preferred Stock, the holders of the Series A Preferred Stock shall be entitled to no further participation in the distribution of the assets of the Company and the remaining assets of the Company legally available for distribution to its shareholders shall be distributed among the holders of the other classes or series of securities of the Company in accordance with their respective terms.

Voting
The holders of the Series A Preferred Stock shall have eight (8) votes per share of Series A Preferred Stock, and shall be entitled to vote on any and all matters brought to a vote of stockholders of Common Stock.

Conversion Rights

The Series A Preferred Stock may be convertible, at the option of the record holder of the shares, into shares of fully paid and non -assessable shares of the Company's Common Stock. Each Series A Preferred Share may be converted into eight (8) shares of the Company's Common A Stock. The Company shall at all times keep available for issuance the number of shares of Common Stock as shall be issuable upon conversion of all outstanding shares of Series A Preferred Stock.

9. Common Stock Warrants

During the fiscal year ended September 30, 2008, the Company issued 4,136,666 warrants to shareholders as discussed in Note 8 and issued 1,600,000 warrants to the issuers of the debenture discussed in Note 10.
The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for its warrant issues.  Accordingly, all warrants granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the warrant value under SFAS 123, the fair value of each warranted granted is measured at the date of the grant by the option pricing model with the following assumptions; the dividend yield is 0%, volatility is 39%, and the risk free interest rate is 0.50%.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

There is no formal stock option plan for employees.

The following is a summary of common stock warrants outstanding at September 30, 2008:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	5,736,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	5,736,666	$0.34	1.01

During fiscal year 2008, 155,000 of the Preferred B warrants that had been outstanding expired unexercised.

10. Convertible Debentures

In fiscal year 2008 the Company issued an additional convertible debenture and received proceeds of $200,000.  The debenture matures in March 2011 and is exercisable into common stock at $0.125 per share and has an interest rate of 4%. The Company recorded $56,000 to its stockholder equity as a result of the issue to account for the beneficial equity feature of the debenture. The Company is amortizing the beneficial conversion feature to interest expense over the life of the debenture. In addition, the purchaser of the debenture issue is entitled to purchase 1,600,000 shares of Class A common stock at $0.20 per share through September 30, 2009. See further discussion in Note 9.

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures are convertible into common stock at $0.125 per share.  The debentures have an interest rate of 5% and mature in December 2009 to September 2010. As a result of the issuance of the debentures, the Company allocated $648,098 to stockholders’ equity as a result of the favorable conversion feature of the debentures. The Company is amortizing the beneficial conversion feature to interest expense over the life of the debenture. During the fiscal year 2008, the holder of the debentures converted $900,000 of the 2007 debentures to 7,200,000 shares of common stock.

The remaining $300,000 of 2007 debentures are convertible into common stock at $0.125 per share and mature in September 2010 and have an interest rate of 5%

The balance of the convertible debt at September 30, 2008 and September 30, 2007 is as follows:

	2008	2007

Convertible debt payable	$500,000	$1,200,000
Unamortized beneficial conversion feature	(211,298)	(560,230)

Net convertible debt payable	$288,702	$639,770

11. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Sep-08	30-Sep-07

Net loss before provision for income taxes	$(2,498,879)	$(3,176,745)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(1,336,989)	(1,140,027)
Allowance for recoverability	1,336,989	1,140,027
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$1,336,989	$1,140,027
Allowance for recoverability	(1,336,989)	(1,140,027)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2027 and 2028 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Related Party Transactions

During fiscal year 2007, the chief executive officer and majority shareholder advanced $196,014 to The Company for use in its operations at no interest.  The Company imputed interest on the advances at its cost of capital and has recorded an interest charge of $9,249 on the advances in the statement of operations for fiscal year 2007. The advance was repaid in early fiscal year 2008.

13. Subsequent Event

In October 2008, the Company issued a convertible debenture and received proceeds of $200,000.  The debenture matures in October 2011, carries interest at 4%, and is convertible into common shares at $0.125 per share.  In addition, the debenture holder has the warrant right to purchase 1,600,000 shares of common A stock at $0.20 per share with the warrant right expiring in September 2009.

14. Commitments and Contingencies

The Company is the defendant in a suit brought by a former consultant.  The suit is seeking damages of $80,000.  The parties have completed discovery and a trial date has been scheduled for early 2009.  Although management is confident of the successful resolution of this matter, management has accrued a contingency expense of $40,000 in the consolidate statement of financial condition at September 30, 2008 for the possible settlement of this suit.

15. Non Cash Transactions

During fiscal year 2008, the Company issued 6,800,000 shares of common stock to the consultants of the Company for $2,380,000 of bonuses expensed in fiscal year 2007.  The transaction has been excluded from the consolidated statement of cash flows since the transaction did not involve an exchange of cash.

16. Restatement

Subsequent to the issuance of the financial statements for the years ended September 30, 2008 and September 30, 2007, management discovered that an incorrect statement had been filed instead of the finalized report.  The original report filed incorrectly valued the shares issued to consultants.  The following indicates those accounts in the consolidated balance sheets and the consolidated income statements affected by the restatement.

	As Reported	As Restated

Total shareholder deficit	$(1,692,367)	$(1,814,376)
Net loss	$(1,981,543)	$(2,498,879)
Basic & fully diluted net loss per common share	$(0.04)	$(0.05)

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

Name and Address of Beneficial Owner	Class A Common Voting Ownership	Series A Preferred Voting* Ownership	Total Votes	Percentage of Voting Ownership

Robert Dultz c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	10,595,525	5,000,000	50,595,525	49.72%

Larry Dietz c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	51,000	50,000	451,000	0.44%

Carl O’Baugh c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	50,250	50,000	450,250	0.44%

Judith Ahrens c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	50,000	43,750	400,000	0.39%

Officers, Directors and Affiliates as a group (4 individuals)	10,746,775	5,143,750	51,896,775	51.00%
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

The aggregate fees billed for the fiscal years ended September 30, 2006 and September 30, 2007 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $6,300 for fiscal 2006 and $7,500 for audit and quarterly review of interim financial statements filed on Form 10-QSB, respectively, during fiscal 2007.

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

USCORP.

Dated: June 24, 2009	By:	/s/ Larry Dietz
Larry Dietz
President, Secretary-Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	Chairman and Chief Executive Officer	June 24, 2009
Robert Dultz	and acting Chief Financial Officer

/s/ Larry Dietz	President, Secretary-Treasurer	June 24, 2009
Larry Dietz	and Director

/s/ Carl O’Baugh	Director	June 24, 2009
Carl O’Baugh

/s/ Judith Ahrens	Director	June 24, 2009
Judith Ahrens