Form 10-Q/A
period 2008-12-31
USCORP
filed 2009-06-24
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: ______________ to ______________

  USCORP
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

For the 3 month period ending 12-31-08	As Reported	As Restated

Total shareholder deficit	$(1,983,083)	$(2,105,092)
Net loss	$(406,987)	$(406,988)
Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet as of December 31, 2008 and December 31, 2007 (unaudited)	3

Consolidated Statements of Operations for the Three Months & Quarter Ended December 31, 2008 and December 31, 2007 and from Inception, May 1989 through June 30, 2007 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and December 31, 2007 and from Inception, May 1989 through 2007December 31, 2008 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2008	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

PART I.  FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
    As of December 31, 2008 and September 30, 2008

	Unaudited	As Restated
	31-Dec-08	30-Sep-08
ASSETS
Current assets:
Cash	$326,930	$327,945
Total current assets	$326,930	$327,945

Other assets:
Equipment- net	2,342	3,190
Total assets	$329,272	$331,135

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$189,211	$189,211
Gold bullion loan	1,591,773	1,592,100
Subscriptions payable	35,652	0
Total current liabilities	$1,816,636	$1,781,311

Gold bullion loan	0	0
Convertible debenture payable	542,230	288,702
Advances payable to shareholder	0	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 10,000,000 shares authorized,
5,218,750 shares issued and outstanding at September 30, 2008	7,000	7,000
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding at September 30, 2007
and 141,687 at September 30, 2008, stated value; $0,50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008
and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 33,856,462 shares at September 30, 2007
and 60,612,630 at September 30, 2008	$630,590	$606,126
Additional paid in capital	11,907,271	11,815,463
Accumulated deficit - exploration stage	(14,642,953)	(14,235,965)
Total shareholders' deficit	(2,105,092)	(1,814,376)

Total Liabilities & Shareholders' Deficit	$329,272	$331,135

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2008 and December 31, 2007
and from Inception, May 1989 through December 31, 2008

	Unaudited
	3 Months	3 Months	Inception
	31-Dec-08	31-Dec-07	to Date
General and administrative expenses:
Consulting	$84,723	$9,310	$6,501,379
Administration	247,663	146,868	5,155,944
License expense	100	0	247,559
Professional fees	18,810	43,672	583,430
Total general & administrative expenses	351,296	199,850	12,488,312

Net loss from operations	$(351,296)	$(199,850)	$(12,488,312)

Other income (expenses):
Interest income	509	0	7,773
Interest expense	(70,948)	(162,076)	(792,980)
Loss on unhedged derivative	14,747	(275,206)	(769,434)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(406,988)	$(637,132)	$(14,642,953)

Provision for income taxes	0	0	0

Net loss	$(406,988)	$(637,132)	$(14,642,953)

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	61,859,459	49,517,400

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Quarters Ended December 31, 2008 and December 31, 2007
and from Inception, May 1989 through December 31, 2008

			Inception
	31-Dec-08	31-Dec-07	to Date
Operating Activities:
Net loss	$(406,988)	$(637,132)	$(14,642,953)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	28,271		2,120,441
Depreciation expense	848	1,084	15,213
Interest expense	70,948	162,076	792,980
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	(14,747)	275,206	769,434
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	0	18,111	2,569,211
Net cash used by operations	$(321,668)	$(180,655)	$(5,326,209)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$85,000	$0	$2,399,778
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	18,455	648,282
Subscriptions received	35,653	0	604,976
Issuance of convertible notes	200,000	0	1,600,000
Advances received (paid) shareholder	0	(27,955)	347,494
Net cash provided by financing activities	320,653	(9,500)	5,670,695

Net increase (decrease) in cash during the period	$(1,015)	$(190,155)	$326,930

Cash balance at beginning of the fiscal year	327,945	1,541,001	0

Cash balance at December 31st	$326,930	$1,350,846	$326,930

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception, May 1989 to December 31, 2008
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	2,125,000	21,250	63,750		85,000	$0.04

Issued stock for services	321,428	3,214	25,057		28,271	$0.09

Issuance of convertible debt			3,000		3,000

Net loss for the period				(406,988)	(406,988)

Balance at December 31, 2008	63,059,059	$630,590	$11,907,271	$(14,642,953)	$(2,105,092)

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

Carrying value of loan	$822,339

Fair value of loan	1,591,773

Life to date loss on unhedged underlying derivative	$(769,434)

5. Equipment

A summary of equipment at December 31, 2008 and September 30, 2008 is as follows:

	31-Dec-08	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(15,213)	(14,365)

Net equipment	$2,342	$3,190

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

In October 2007, the Company issued 11,531,329 shares of Class A common stock and warrants to purchase 4,136,666 shares of Class A common stock.

During the fiscal year 2008, the Company issued 7,998,214 shares of common stock to consultants for services rendered.

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

In September 2008, the Company issued 5,218,750 preferred A shares to its officers and employees for $7,000.  The preferred A shares are convertible into common stock on an one for eight basis.

In October 2008, the Company issued 2,125,000 shares of common stock and received proceeds of $85,000

In November 2008, the Company issued 321,428 shares of common stock to consultants for services rendered valued at $28,271.

7. Common Stock Warrants

During the first quarter of 2009, the Company issued 1,600,000 warrants to the holders of the debentures discussed in Note 8.
The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for warrant issues.  Accordingly, all warrants granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the warrant value under SFAS 123, the fair value of each warranted granted is measured at the date of the grant by the option pricing model with the following assumptions; the dividend yield is 0%, volatility is 39%, and the risk free interest rate is 0.50%.

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the warrant holder.

There is no formal stock option plan for employees.

The following is a summary of common stock warrants outstanding at December 31, 2008:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	5,736,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	1,600,000
Exercises	0
Expires	0

Outstanding at December 31, 2008	7,336,666	$0.31	0.75

8. Convertible Debentures

During the quarter ended December 31, 2008, the Company issued an additional convertible debenture and received proceeds of $200,000.  The debenture issue also entitled the debenture holder the rights to purchase 1,600,000 shares of Class A common stock at $0.20 per share through September 30, 2009.

The debentures are convertible into common stock at $0.125 per share.  The debenture matures in October 2011 have an interest rate of 4%.

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

10. Restatement of September 30, 2008

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

General and administrative expenses were $315,296 compared to $199,850 for the same period a year ago. Consulting costs increased from $9,310 to $84,723 in the three months ended December 31, 2008 which is mainly due to reclassification by the Company’s bookkeeper and accountant for the quarter, and investor and public relations costs. Administration costs increased from $146,868 in the three months ended December 31, 2007 to $247,663 for the three months ended December 31, 2008 due to increase costs for clerical help, office staff and salaried employees.

As a result of general and administrative costs, the Company experienced a loss from operations of $351,296 for the three months ended December 31, 2008, compared to loss from operations of $199,850 for the same period last year.

Interest expense loss decreased to -$70,948 during the first Three months of fiscal 2009 compared to -$162,076 the first Three months of fiscal year 2008 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $14,747 for the first Three months of fiscal year 2009 due to the decrease in the price of gold over the past year.

Net loss for the first Three months of fiscal year 2009 was $406,988, or $0.01 per share compared to a loss of $637,132, or $0.01  per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2008 cash on hand was $326,960 as compared with $327,945 at September 30, 2008. During the first Three months of fiscal year 2009, the Company used $351,296 for its operations.

At December 31, 2008, the Company had working capital of $321,930 compared to a working capital of $327,945 at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at December 31, 2008 were $329,272 as compared to $331,135 at September 30, 2008. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $2,105,092 at December 31, 2008 compared to a deficit of $1,814,376 at September 30, 2008. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $351,296 for the three months ended December 31, 2008.

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
Dated: June 24, 2009