Form 10-Q/A
period 2009-03-31
USCORP
filed 2009-06-24
CIK 873185

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

Explanatory Note
Subsequent to the issuance of the financial statements for the fiscal years ended September 30, 2008 and September 30, 2007, management discovered that an incorrect statement had been filed instead of the finalized report.  The original Quarterly Report on Form 10-Q we filed incorrectly valued the shares issued to consultants.  The following indicates those accounts in the consolidated balance sheets and the consolidated income statements affected by the restatement.

For the 6 months ended March 31, 2009
	As Reported	As Restated

Total shareholder deficit	$(2,200,582)	$(2,322,591)
Net loss	$(813,986)	$(813,987)
Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of March 31, 2009 and September 30, 2008 (unaudited)	3

Consolidated Statements of Operations for the Three & Six Months & Quarter Ended March 31, 2009 and September 30, 2008 and from Inception, May 1989 through March 31, 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and from Inception, May 1989 through 2007March 31, 2009 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2009	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

PART I.  FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
    As of March 31, 2009 and September 30, 2008

	Unaudited 31-Mar-09	As Restated 30-Sep-08
ASSETS

Current assets:
Cash	$162,916	$327,945
Total current assets	$162,916	$327,945

Other assets:
Equipment- net	1,537	3,190
Total assets	$164,453	$331,135

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$174,592	$189,211
Gold bullion loan	1,654,355	1,592,100
Subscriptions payable	0	0
Total current liabilities	$1,828,947	$1,781,311

Convertible debenture payable	582,599	288,702

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 10,000,000 shares authorized,
5,218,750 shares issued and outstanding at September 30, 2008	7,000	7,000
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
155,000 shares outstanding at September 30, 2007
and 141,687 at September 30, 2008, stated value; $0,50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2008
and 5,000,000 at September 30, 2007, non-voting	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 33,856,462 shares at September 30, 2007
and 60,612,630 at September 30, 2008	$676,840	$606,126
Additional paid in capital	12,050,521	11,815,463
Accumulated deficit - exploration stage	(15,049,952)	(14,235,965)
Total shareholders' deficit	(2,322,591)	(1,814,376)

Total Liabilities & Shareholders' Deficit	$164,453	$331,135

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Six Months and Quarters Ended March 31, 2009 and March 31, 2008
and from Inception, May 1989 through March 31, 2009

	Unaudited	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-09	31-Mar-08	31-Mar-09	31-Mar-08	to Date
General and administrative expenses:
Consulting	$163,404	$114,807	$78,681	$105,497	$6,580,060
Administration	447,758	273,311	200,096	126,443	5,356,039
License expense	100	0	0	0	247,559
Professional fees	44,205	41,289	25,395	(2,383)	608,825
Total general & administrative expenses	655,467	429,407	304,172	229,557	12,792,483

Net loss from operations	$(655,467)	$(429,407)	$(304,172)	$(229,557)	$(12,792,483)

Other income (expenses):
Interest income	632	0	123	0	7,896
Interest expense	(125,423)	(243,029)	(54,475)	(80,953)	(847,455)
Loss on unhedged derivative	(33,729)	(291,172)	(48,476)	(15,966)	(817,910)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(813,987)	$(963,608)	$(407,000)	$(326,476)	$(15,049,952)

Provision for income taxes	0	0	0	0	0

Net loss	$(813,987)	$(963,608)	$(407,000)	$(326,476)	$(15,049,952)

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	63,915,751	50,636,908	63,059,058	51,756,416

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2009 and March 31, 2008
and from Inception, May 1989 through March 31, 2009

			Inception
	31-Mar-09	31-Mar-08	to Date
Operating Activities:
Net loss	$(813,987)	$(963,608)	$(15,049,952)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	38,771	0	2,130,941
Depreciation expense	1,653	2,014	16,018
Interest expense	125,423	243,029	847,455
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	33,729	291,172	817,910
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(14,618)	14,784	2,554,593
Net cash used by operations	$(629,029)	$(412,609)	$(5,633,570)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$264,000	$0	$2,578,778
Issuance of preferred stock	0	0	70,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	0	569,323
Issuance of convertible notes	200,000	0	1,600,000
Advances received (paid) shareholder	0	(205,263)	347,494
Net cash provided by financing activities	464,000	(205,263)	5,814,042

Net increase (decrease) in cash during the period	$(165,029)	$(617,872)	$162,916

Cash balance at beginning of the fiscal year	327,945	1,541,001	0

Cash balance at March 31st	$162,916	$923,129	$162,916

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception, May 1989 to March 31, 2009
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price*

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	6,600,000	66,000	198,000		264,000	$0.04

Issued stock for services	471,428	4,714	34,057		38,771	$0.08

Issuance of convertible debt			3,000		3,000

Net loss for the period				(813,987)	(813,987)

Balance at March 31, 2009	67,684,059	$676,840	$12,050,521	$(15,049,952)	$(2,322,591)

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

Carrying value of loan	$836,445

Fair value of loan	1,654,355

Life to date loss on unhedged underlying derivative	$(817,910)

5. Equipment

A summary of equipment at December 31, 2008 and September 30, 2008 is as follows:

	31-Dec-08	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(15,213)	(14,365)

Net equipment	$2,342	$3,190

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

In October 2008, the Company issued 2,125,000 shares of common stock and received proceeds of $85,000

In November 2008, the Company issued 321,428 shares of common stock to consultants for services rendered valued at $28,271.

7. Common Stock Warrants

The following is a summary of common stock warrants outstanding at March 31, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	5,736,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	1,600,000
Exercises	0
Expires	0

Outstanding at March 31, 2009	7,336,666	$0.40	0.67

8. Convertible Debentures

The balance of the convertible debt at March 31, 2009 and September 30, 2008 is as follows:

	31-Dec-08	30-Sep-08

Convertible debt payable	$700,000	$500,000
Unamortized beneficial conversion feature	(157,770)	(211,298)

Net convertible debt payable	$542,230	$288,702

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Mar-09	31-Mar-08

Net loss before provision for income taxes	$(406,987)	$(637,132)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(3,019,271)	(2,844,908)
Allowance for recoverability	3,019,271	2,844,908
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$3,019,271	$2,844,908
Allowance for recoverability	(3,019,271)	(2,844,908)
Deferred tax benefit	$0	$0

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

General and administrative expenses were $304,172 for the three months ended March 31, 2009 compared to $229,557 for the same period a year ago. Consulting costs decreased from $105,497 in the three months ended March 31, 2008 to $78,681 in the three months ended March 31, 2009 which is mainly due to investor and public relations costs. Administration costs increased from $126,443 in the three months ended March 31, 2008 to $200,095 for the three months ended March 31, 2009 due to increases in clerical help, office staff and salaried employees.

As a result of general and administrative costs, the Company experienced a loss from operations of $407,000 for the three months ended March 31, 2009, compared to loss from operations of $326,476 for the same period last year.

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

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2009 cash on hand was $162,916 as compared with $327,945 at September 30, 2008. During the first six months of fiscal year 2009, the Company used $655,467 for its operations.

At March 31, 2009, the Company had working capital of $162,916 compared to a working capital of $327,945 at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at March 31, 2009 were $164,453 as compared to $331,135 at September 30, 2008. The small decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $2,322,591 at March 31, 2009 compared to a deficit of $1,814,376 at September 30, 2008. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $813,987 for the three months ended March 31, 2009.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of fiscal year 2009, the Company issued 6,600,000 shares and received proceeds of $264,000.

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