Form 10-Q
period 2009-06-30
USCORP
filed 2009-08-18
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
or

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

Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009.
67,684,058 shares of Class A Common Stock issued and outstanding, and 5,000,000 shares of Class B Common Stock issued and outstanding..

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2009 and September 30, 2008 (unaudited)	3

Consolidated Statements of Operations for the Three & Nine months & Quarter Ended June 30, 2009 and September 30, 2008 and from Inception, May 1989 through June 30, 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2009 and June 30, 2008 and from Inception, May 1989 through June 30, 2009 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2009	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

PART I.  FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
    As of June 30, 2009 and September 30, 2008

	Unaudited	As Restated
	30-Jun-09	30-Sep-08
ASSETS

Current assets:
Cash	$5,100	$327,945
Total current assets	$5,100	$327,945

Other assets:
Equipment- net	1,308	3,190

Total assets	$6,408	$331,135

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$12,105	$189,211
Gold bullion loan	1,662,995	1,592,100
Subscriptions payable	0	0
Total current liabilities	$1,675,100	$1,781,311

Long term liabilities
Convertible debenture payable	614,850	288,702

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,218,750 shares issued and outstanding at June 30, 2009	7,000	7,000
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at June 30, 2009, stated value; $0,50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at June 30, 2009	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 60,612,630 shares at September 30, 2008 and 67,684,059 at June 30, 2009	$689,674	$606,126
Additional paid in capital	12,095,887	11,815,463
Accumulated deficit - exploration stage	(15,144,601)	(14,235,965)
Total shareholders' deficit	(2,359,040)	(1,814,376)

Total Liabilities & Shareholders' Deficit	$6,408	$331,135

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Nine Months and Quarters Ended June 30, 2009 and June 30, 2008
and from Inception, May 1989 through June 30, 2009

	Unaudited	Unaudited	Unaudited	Unaudited
	9 Months	9 Months	3 Months	3 Months	Inception
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08	to Date
General and administrative expenses:
Consulting	$214,030	$282,148	$50,626	$167,341	$6,630,686
Administration	377,038	520,382	(70,720)	247,071	5,285,319
License expense	23,766	0	23,666	0	271,225
Professional fees	94,103	21,399	49,898	(19,890)	658,723
Total general & administrative expenses	708,937	823,929	53,470	394,522	12,845,953

Net loss from operations	$(708,937)	$(823,929)	$(53,470)	$(394,522)	$(12,845,953)

Other income (expenses):
Interest income	344	5,133	(288)	5,133	7,608
Interest expense	(171,938)	(353,931)	(46,515)	(110,902)	(893,970)
Loss on unhedged derivative	(28,105)	(275,684)	5,624	15,488	(812,286)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(908,636)	$(1,448,411)	$(94,649)	$(484,803)	$(15,144,601)

Provision for income taxes	0	0	0	0	0

Net loss	$(908,636)	$(1,448,411)	$(94,649)	$(484,803)	$(15,144,601)

Basic & fully diluted net loss per common share	$(0.01)	$(0.03)	$(0.00)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	65,347,795	51,698,065	67,684,058	53,843,311

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Nine Months Ended June 30, 2009 and June, 30, 2008
and from Inception, May 1989 through March 31, 2009

			Inception
	30-Jun-09	30-Jun-08	to Date
Operating Activities:
Net loss	$(908,636)	$(1,448,411)	$(15,144,601)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	59,771	157,232	2,144,941
Depreciation expense	1,882	2,789	16,247
Interest expense	171,938	353,931	893,970
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	28,105	275,684	812,286
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(177,105)	(70,749)	2,392,106
Net cash used by operations	$(824,045)	$(729,524)	$(5,835,586)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$301,200	$133,800	$2,615,978
Issuance of preferred stock	0	0	77,165
Issuance of gold bullion note	0	0	648,282
Subscriptions received	0	0	569,323
Issuance of convertible notes	200,000	0	1,600,000
Advances received (paid) shareholder	0	(205,263)	347,494
Net cash provided by financing activities	501,200	(71,463)	5,858,242

Net increase (decrease) in cash during the period	$(322,845)	$(800,987)	$5,100

Cash balance at beginning of the fiscal year	327,945	1,541,001	0

Cash balance at June 30th	$5,100	$740,014	$5,100

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception in May 1989

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
From Inception in May 1989
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
From Inception in May 1989
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
From Inception in May 1989
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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	7,533,334	75,334	225,866		301,200	$0.04

Issued stock for services	821,428	8,214	51,557		59,771	$0.07

Issuance of convertible debt			3,000		3,000

Net loss for the period				(908,636)	(908,636)

Balance at June 30, 2009	68,967,393	$689,674	$12,095,887	$(15,144,601)	$(2,359,040)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended June 30, 2009 and June 30, 2008

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

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company's growth plans.

* Rearrange our finances for better return and insured coverage.

* Since the beginning of the current fiscal year on October 1, 2008:

1.	USCorp has cut administrative overhead by two-thirds by reducing office space and staff, and the use of consultants.
2.	We have maintained our status as a fully reporting company by filing our fiscal 2008 annual report and subsequent quarterly reports with the SEC.
3.	We had a favorable conclusion in a lawsuit against the Company.
4.	USCorp has been featured in industry magazine articles that have generated positive interest from the public, investors, and the mining industry.
5.	USCorp’s stock has maintained volume, while increasing cap rate and share price during these globally difficult economic times that have been catastrophic for many junior mining companies.
6.	National and international mining companies have expressed interest in USCorp and development of its properties.
7.	USCorp has completely revamped its web site and plans further development as discussed below.

8.	USCorp continues to fulfill its business plan goals and purposes.

* The Company has temporarily curtailed its exploration efforts at this time pending receipt of adequate funding to continue its current drilling program. USCorp is in discussions with several sources for these funds. Until such funds are received by USCorp, elimination of the costs associated with being a fully reporting company is the only remaining cost cutting measure available to us.

* In order to facilitate the discussion of possible transactions with mining companies who have expressed interest in USCorp and its properties USCorp will make available to mining company professionals pertinent information through a Data Center on USCorp’s web site by the end of August or early September of 2009. The confidential and proprietary information regarding the Company and its properties will be downloadable by interested parties after accepting the terms of a confidentiality agreement.

* Management is concentrating its efforts on promotion and strategic partnerships, mergers, acquisitions, building shareholder value and increasing our cap rate to help facilitate our financing and property development efforts.

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

	6/30/2009	6/30/2008

Net loss before cumulative preferred dividend	$(908,636)	$(1,448,411)

Cumulative dividend preferred	(33,510)	(28,211)

Net loss	$(942,146)	$(1,476,622)

Weighted average	65,347,795	51,698,065

Basic & fully diluted net loss per common share	$(0.01)	$(0.03)

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

Carrying value of loan	$850,709

Fair value of loan	1,662,995

Life to date loss on unhedged underlying derivative	$(812,286)

5. Equipment

A summary of equipment at June 30, 2009 and September 30, 2008 is as follows:

	30-Jun-09	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(16,247)	(14,365)

Net equipment	$1,308	$3,190

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

During fiscal year 2009, the Company has issued 7,533,334 shares of common stock and received proceeds of $301,200.

During fiscal year 2009, the Company has issued 821,428 shares of common stock to consultants for services received valued at $59,771.

7. Common Stock Warrants

The following is a summary of common stock warrants outstanding at June 30, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	5,736,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	1,600,000
Exercises	0
Expires	0

Outstanding at June 30, 2009	7,336,666	$0.40	0.26

8. Convertible Debentures

The balance of the convertible debt at June 30, 2009 and September 30, 2008 is as follows:

	30-Jun-09	30-Sep-08

Convertible debt payable	$700,000	$500,000
Unamortized beneficial conversion feature	(85,150)	(211,298)

Net convertible debt payable	$614,850	$288,702

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Jun-09	30-Jun-08

Net loss before provision for income taxes	$(908,636)	$(1,448,411)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Timing differences	(2,036,108)	(1,833,609)
Allowance for recoverability	2,036,108	1,833,609
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Timing differences	$2,036,108	$1,833,609
Allowance for recoverability	(2,036,108)	(1,833,609)
Deferred tax benefit	$0	$0

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2008.

Results of Operations

Comparison of operating results:

The Company has no revenues through the date of this report.

General and administrative expenses were $53,470 for the three months ended June 30, 2009 compared to $394.522 for the same period a year ago. Consulting costs decreased from $167,341 in the three months ended June 30, 2008 to $50,626 in the three months ended June 30, 2009, which is mainly due to a reduction in investor and public relations costs. Administration costs decreased from $247,071 in the three months ended June 30, 2008 to ($70,720) for the three months ended June 30, 2009 due to decreases in clerical help, office staff, salaried employees and office space and a reclassification of accrued expenses that had been previously paid.

As a result of general and administrative costs, the Company experienced a loss from operations of $53,470 for the three months ended June 30, 2009, compared to loss from operations of $394,522 for the same period last year.

Interest expense changed to ($171,938) during the first nine months of fiscal 2008 compared to ($353,931) for the first nine months of fiscal year 2008 as a result of the effect on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is ($28,105) for the first nine months of fiscal year 2009 compared to ($275,684) for the same period last year due to the change in the price of gold over the period.

Net loss for the first nine months of fiscal year 2009 was ($908,636), or $0.01 per share compared to a loss of ($1,448,411), or $0.03 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2009 cash on hand was $5,100 as compared with $327,945 at September 30, 2008. During the first nine months of fiscal year 2009, the Company used ($824,045) for its operations.

At June 30, 2009, the Company had working capital of $5,100 compared to a working capital of $327,945 at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

Total assets at June 30, 2009 were $6,408 as compared to $331,135 at September 30, 2008. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going successful financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $2,359,040 at June 30, 2009 compared to a deficit of $1,814,376 at September 30, 2008. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $824,045 for the nine months ended June 30, 2009.

Since the beginning of the current fiscal year on October 1, 2008:

1.	USCorp has cut administrative overhead by two-thirds by reducing office space and staff, and the use of consultants.
2.	We have maintained our status as a fully reporting company by filing our fiscal 2008 annual report and subsequent quarterly reports with the SEC.
3.	We had a favorable conclusion in a lawsuit against the Company.
4.	USCorp has been featured in industry magazine articles that have generated positive interest from the public, investors, and the mining industry.
5.	USCorp’s stock has maintained volume, while increasing cap rate and share price during these globally difficult economic times that have been catastrophic for many junior mining companies.
6.	National and international mining companies have expressed interest in USCorp and development of its properties.
7.	USCorp has completely revamped its web site and plans further development as discussed below.
8.	USCorp continues to fulfill its business plan goals and purposes.

The Company has temporarily curtailed its exploration efforts at this time pending receipt of adequate funding to continue its current drilling program. USCorp is in discussions with several sources for these funds. Until such funds are received by USCorp, elimination of the costs associated with being a fully reporting company is the only remaining cost cutting measure available to us.

In order to facilitate the discussion of possible transactions with mining companies who have expressed interest in USCorp and its properties USCorp will make available to mining company professionals pertinent information through a Data Center on USCorp’s web site by the end of August or early September of 2009. The confidential and proprietary information regarding the Company and its properties will be downloadable by interested parties after accepting the terms of a confidentiality agreement.

Management is concentrating its efforts on promotion and strategic partnerships, mergers, acquisitions, building shareholder value and increasing our cap rate to help facilitate our financing and property development efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During fiscal year 2009, the Company has issued 7,533,334 shares of common stock and received proceeds of $301,200.

During fiscal year 2009, the Company has issued 821,428 shares of common stock to consultants for services received valued at $59,771.

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
Dated: August 18, 2009