Form 10-K
period 2009-09-30
USCORP
filed 2010-01-12
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP
(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 31, 2009, the value of such stock was $2,152,779. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on September 30, 2009: 74,319,469 shares. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on September 30, 2009: 5,000,000 shares.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

FORM 10-K
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

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and holder of 141 unpatented lode mining claims by issuing 24,200,000 shares of Company Common Stock in exchange for all of the then issued and outstanding shares of USMetals. USMetals became a wholly owned subsidiary of the Company. Since being acquired by USCorp USMetals has added 33 lode and placer claims for a total of 174 claims that we refer to as the Twin Peaks Project.

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) in Imperial County, California. Since being acquired by USCorp Southwest has added 206 lode and placer claims for a total of 235 claims that we refer to as the Picacho Salton Project.

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

The Company, through its wholly-owned subsidiary, USMetals, owns 177 mining claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 235 mining claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

A. RECENT DEVELOPMENTS.

We have included in this discussion of Recent Developments quotes from recent press releases, without providing updating or clarifying statements within the quotations. Additional information, including updates and clarifications, if any, follow in subsequent paragraphs and in other sections of this Report.

On September 30, 2008 We announced in a press release a new $2.16 million financing agreement in the form of a convertible debenture note with a private European fund in the amount of $1.2 million with warrants convertible to 4,800,000 common shares at the exercise purchase price of $0.20 per share at any time between October 1, 2008 and September 30, 2009. Exercising the warrants would have provided an additional $960,000 in financing during the Company’s fiscal year 2009, for a total of $2.16 million. The convertible debenture has an interest rate of four percent (4%) of the unpaid balance per annum for a term of two and one-half (2 1/2) years, due and payable on 3/31/2011. We have received $200,000, the second tranche of $200,000 was received in October, 2008, and the third tranche of $200,000 was due before the end of calendar 2008, with the remaining tranche of $600,000 due  in January, 2009. According to the debenture, the holder may convert the unpaid balance of the loan into common stock of USCorp upon 30 days written notice to the company at $0.125 per share any time during the two and one-half (2 1/2) year period of the loan, regardless of the then existing market value of USCorp’s common stock.

As of October 2008 USCorp had received $400,000 of the $1.2 million, and issued convertible debentures as discussed in the notes to our financial statement in this report. We used the $400,000, in addition to money we had previously received, to pay for completion of Phase 2 and Phase 2a of our drilling program at our Twin Peaks Project site in Arizona, and to finance operations of the company through June 2009. Since June 2009 Company operations have been financed in part by sales of equity, as reported in the notes to our financial statement in this report, and by members of Management who have loaned money and labor. Management is involved in discussions with other financing sources as discussed below.

The agreement to provide up to $2.16 million to finance fiscal 2009 operations was not kept. Since September 2008 and through the date of this report we have been in discussions with the parties to the $2.16 million financing agreement, the holder of the convertible debenture notes. USCorp was promised on several occasions that the additional funds would be provided in fulfillment of the agreement, however USCorp has not receive any additional money from the European fund  as of the date of filing this report with the SEC.

The European fund breeched their agreement to provide funding and have thereby done irreparable damage to USCorp. Because of the long-term and ongoing relationship of USCorp with the European fund, we are continuing to dialogue with them regarding providing USCorp with the funds they committed to and additional financing going forward.

In October, 2008 we reported additional preliminary results of the Phase One drilling program on our Arizona Twin Peaks gold property. It was apparent from looking at the NITON pXRF data from the soil and reverse circulation cuttings materials that the anomalous silver, iron, manganese, copper, lead and zinc values are directly associated with distinct structures that are quite high grade in silver (greater than 10 ounces silver per ton…) [with] extensive areas … that are greater than 3.0 ounces silver per ton but less than 10 ounces silver per ton within the Volcanic Breccia unit…are also of interest. Anomalous Uranium values in excess of 10 ppm…also seem to mirror this pattern.

Also in October, 2008 we announced updates to the gold and silver mineralization at Twin Peaks gold property. Geological Support Services submitted the following description to USCorp: “The Quartz dike of the Hayes Extension is a high angled, East West trending quartz vein of varying thickness (2-10 meters) and high metal values, especially silver. It is exposed at the surface for nearly a half mile. The westernmost exposure is terminated at the site of the old Hayes mine shaft where sampling of the hanging wall has yielded 2700 ppm silver (2700 gm/ton, or 74 ounces/ton silver). No further exposure or continuation has been found to the West. Using new satellite imaging the Hayes fault is seen to extend for a considerable distance in both directions although there is no surface outcrop of the vein. The west lateral displacement of nearly 100 meters is very evident. Using these satellite photos and GPS triangulation a series of drill targets were established to determine if the ore body continued with the fault and if it could be located beneath the alluviums. An angle hole, DHRC 6, was drilled across the believed structure. It entered a quartz structure at 35 feet depth and exited into parent granite between 50 and 55 feet. Tests with the NITON pXRF onsite gave preliminary results of up to 22.5 ppm gold (22.5 gm/ton, or 2/3 oz /ton gold). A second drill hole was then plotted on a vertical to intersect the area of high values. Hole DHRC 7 was drilled at this location. It intersected the quartz vein after 35 feet of alluviums and continued in it to 99 feet, the total depth of hole, with values ranging from 13 gm/ton to 70 gm/ton (approximately 1/3 ounce/ton to just over 2 ounces/ton gold) readings from samples using the NITON pXRF. It is important to note that the NITON pXRF will not measure below .10 ounces/ton gold. What this has done is establish the existence of the quartz dike 1/4 mile farther west than its last known extension. With infill drilling there should be an increase in the resource base commensurate with that extra 1/4 mile. Further drilling to the west in the hopes of proving the trend out to 1 mile is recommended. However, this would be a future program as roads will need to be built in the target area. The goal of the Phase Two drilling program is to prove the eastward extension of the dike.”

During October 2008, we reported adding 10 claims at our Arizona Twin Peaks gold property that filled in the “holes” in the otherwise contiguous Twin Peaks claims group in the northeast Crosby section and added additional claims on the northwest border of the Hayes section of the property. We added these claims in order to consolidate our land position. And we announced that Phase Two drilling was scheduled to begin on our Arizona Twin Peaks gold property. As part of the reverse circulation drilling program, the Swiss Bell and Crosby areas were drilled in order to prove the continuation of known mineralized trends.

In November 2008, we published an open letter to shareholders as follows: Dear Shareholders:
I am pleased to write you about our business success over the past two months – during one of the most difficult economic periods since the Great Depression. Many of you have told me of your concern as share prices for all companies show declines of 50, 60 and even 70 percent from their highs. I want to assure you that although our share price does not reflect it, USCorp’s business has never been more exciting and our potential for significant returns is strong.
Briefly, I’d like to highlight some of the accomplishments we have achieved in the last three months and outline just a bit of our plan for telling the world about this in the future. Although market conditions continue to deteriorate, it remains our belief that when we are able to prove up enough resources that report assays have always maintained are there – in both Arizona and California – our share price will reflect that accordingly. Furthermore, even though commodity prices continue to decline in this environment, it has always been our belief that unless gold declines to less than $600.00 an ounce, we are still one of the most significantly undervalued junior resource companies.
Since September 1, we have achieved the following:
•           Completed Phase I drilling at Twin Peaks
•           Phase II drilling completed at Twin Peaks
•           Added claims to the Twin Peaks property. Added claims to the Salton Picacho property.
•           Reported preliminary results from Phase I drilling that were very promising.
•           Completed a new $2.16 million financing commitment – and this was done in the midst of the credit crisis, providing us with the funding needed to continue our efforts both in Arizona and at our Picacho Salton property in California.
These accomplishments are in line with what we told investors we intended to do this year. We continue to systematically carry out our strategy with our eye on the goal. And, as a result, we are attracting interest from larger potential partners.
It appears to be a very difficult environment for the stock market in the foreseeable future. In fact, blue chip companies today are learning what it has been like for those of us in the microcap and junior mining space.
I believe that all of our efforts will be rewarded in the future. Our stock price certainly does not reflect the potential for the company. Although many of you believe that we should “hype” our activities as so many resource companies do, to drive up the price of the stock, I am a firm believer that while getting the word out is good, it is even better to get the word out when we have the most solid, strong story possible. And in this environment it is more important than ever before To take that conservative route. Throughout history, companies that have solid businesses and real assets do find that their share prices will eventually reflect that value. It is my belief that in 2009 this will occur for your company. I remain committed, as I have been for many years, to the success of USCorp. I would like to thank you for your continued commitment as well and look forward to what I believe will be a significant 2009 for USCorp.
Sincerely,

Robert Dultz
USCorp Chairman & CEO

In March 2009, we reported that we had begun receiving provisional assay results from our Phase 1 and 2 drilling at the Twin Peaks property in Yavapai County, Arizona. These provisional reports were not certified assays, and the full geochemistry had not been returned yet. The results will be plotted and future exploration and drill targets are being considered. When certified results are obtained and analyzed they will be released to investors and the public. USCorp drilled 41 holes for a total of 5,000 feet, at its Twin Peaks property in the Fall of 2008.

In May 2009 we published the first drilling results from Twin Peaks Property which confirmed the presence of gold, silver and uranium on the property. This was not new information for us. The presence of gold, silver and uranium on the property had been previously discovered during prior drilling programs and historical mining activities. The conclusion of the geologist’s report indicated that, mineralization of the property is present and the nature and extent of the geological structures carrying mineralization was confirmed in the recent drilling program.

In June 2009, we announced the addition of a Video of Phase 1 and 2 Drilling Program at Twin Peaks Gold Project that was available for viewing by the public on the Company’s website http://uscorpnv.com. We thought our investors and other interested people would enjoy having an opportunity to view for themselves how the drilling was carried out at our Twin Peaks property.

Also in June 2009 we announced the findings of the Surface Geochemical Survey conducted in July 2008 by Geological Support Services. The survey provided the basis for the company’s fall 2008 drilling program at the Twin Peaks Property in Arizona. The results of the survey indicated a large surface exposure of enrichment in high levels of both gold and silver was evident following testing with the Niton pXRF, a hand-held tool used by geologists to X-ray materials to determine if there is evidence of specific mineralization.
“Although it is difficult to draw conclusions simply from the Niton device indications, this development is exciting when coupled with our Phase 1, Phase 2a and 2b drilling results: We believe there are significant deposits of gold and silver in a much larger area than previously known,” said Robert Dultz, Chairman and CEO of USCorp. “Material grade at depth will be determined by our Phase 3 drilling program that we expect to initiate shortly.” Mr. Dultz added that findings of the Niton suggest that the mineralization of the property is controlled by the numerous cross cutting fault structures found there.

At the end of June 2009, we issued an updated discussion of our recently reported results from drilling at the Twin Peaks Project in Arizona, noting that the Quartz Dike, that hosted the Hayes mine many years ago, does indeed continue far beyond its previously known limits as was suggested by satellite photography, and that as a result, the company’s gold resource numbers will increase after this data is combined with assays from the planned Phase 3 drilling program at the Twin Peaks Project. The “Quartz Dike” does indeed continue beneath the alluviums. On the west end it has been intersected nearly a quarter mile beyond its previously known limits. And to the east it has been found beneath the blanketing alluviums over 1000 feet farther than previously mapped.

During July 2009 we reported the addition of 13 lode claims and 8 placer claims to the Twin Peaks Project property in Yavapai County, Arizona, U.S.A. The filing of these 21 additional claims brings the total number of claims USCorp has at the property to 172 claims covering 3,440 acres, or 5.375 square miles (about 14 square kilometers). The 13 lode claims, filed in Section 10 of Township 13 north; range 8 west, were filed to consolidate the land position the company has as well as to cover road access into the property. We also announced the selection of Boart Longyear (“Boart”) to carry out the final Phase 3 drilling program at its Twin Peaks project in Yavapai County, Ariz. Boart is the world’s leading integrated drilling services provider and products manufacturer for the minerals industry, with a substantial presence in the environmental and energy industry, and in the infrastructure and energy industry. And we announced choosing Harris Drilling Company (“Harris”) to conduct Phases 1, 2 and 3 of the planned 15,000 foot drilling program at its Picacho Salton project in Imperial County, California, U.S.A. Harris was founded in 1956 and provides drilling and related services to the mineral exploration industry in the Western U.S. and internationally. Harris has worked for many of the top mining and exploration companies in the world and has completed numerous projects in Arizona, Nevada, California, New Mexico, Idaho, Montana, Utah, Wyoming and Oregon. We also released a letter updating the shareholders in interested members of the public on the accomplishments of the Company and our updated website. http://www.uscorpnv.com, including:

•	Corporate Summary Information

•	Management’s Summaries of the GeoChemical Survey report and the Twin Peaks Phase 1 and Phase 2 Drilling Report

•	Video of the Twin Peaks Project Phase 1 and Phase 2 Reverse Circulation Drilling Program

•	Company Profile PowerPoint Presentation in downloadable PDF format

•	Feasibility studies for Twin Peaks Project in Arizona and Picacho Salton Project in California

•	Technical Reports for Twin Peaks Project in Arizona and Picacho Salton Project in California

•	Current information on the Company and our properties as excerpted from recent filings with the SEC

•	On site drilling video

In September 2009, we held a meeting of the shareholders and a subsequent Board of Directors meeting at which the following actions were taken with the approval of a majority of the shares of the corporation:

1.	To amend the Articles of Incorporation to change the authorized number of the Company’s Series A Preferred stock from 10 million shares to 30 million shares;

2.	To ratify the interim appointments of Robert Dultz as President and Spencer Eubank as a Director for the remainder of fiscal 2009 and his appointment as Secretary-Treasurer of the Corporation;

3.
To accept the nominations for fiscal 2010 directors by the shareholders of Robert Dultz, Director and Chairman, Spencer Eubank, Director, Michelle Seibel, Director, and as outside directors Carl O’Baugh, and B. Keith Simerson;

4.	To ratify the Officers of the corporation for fiscal 2010: Robert Dultz CEO, President and acting CFO; Spencer Eubank Secretary-Treasurer; and Michelle Seibel Acting Secretary;

5.
To authorize the purchase of Series A Preferred stock by Officers and Directors of the corporation at par value and the issuance of said shares as follows: Robert Dultz, 10 million Preferred A Shares, Spencer Eubank, 1 million Preferred A Shares, Carl O’Baugh, 6,250 Preferred A Shares, Michelle Seibel, 6,250 Preferred A Shares, and B. Keith Simerson, 6,250 Preferred A Shares;

6.
To authorize the release of proprietary corporate information, including information regarding the corporation’s properties, to select individuals and entities after acknowledging the confidentiality of that information for the purpose of fund raising, property development, joint-ventures, mergers and acquisitions, and other deal making activities;

7.	To authorize the re-negotiation of the “Gold Bullion Loan” to gain an extension of time to repay the loan from the lender;

8.	To authorize the Board to take action for breach of contract for funding of 2008-2009 commitment if it is deemed prudent to do so;

9.
To take whatever actions are deemed necessary by the Board to protect the corporation’s rights, through its subsidiaries to explore, develop and extract the minerals at the Twin Peaks Project property and the Picacho Salton Project property;

10.
To authorize the distribution to the corporation’s shareholders of shares in USMetals, Inc., and Southwest Resource Development, Inc., at a proportionate rate to be determined by the Board (for example 1 subsidiary share for a to-be-determined number USCorp) Common A, Common B, and Series A and B Preferred shares (based on conversion of Preferred shares to Common shares) owned, and to issue USMetals, Inc., and Southwest Resource Development, Inc. shares to warrant holders of USCorp warrants when they exercise their warrants, fractions to be rounded to the next highest full share, if it is determined prudent to do so; warrants when they exercise their warrants, fractions to be rounded to the next highest full share;

11.
To authorize the Board to implement or to not implement such spinoff(s) and share distributions at the discretion of the Board, when and if necessary, in order to protect the investments and rights of the shareholders as well as the Corporation’s ownership of said properties by and through USMetals, Inc., and Southwest Resource Development, Inc.;

12.	To authorize the Board to raise funds by selling stock in a manner, for a price and at a time to be determined by the Board;

13.	To authorize the Board to make whatever deals it deems necessary or beneficial to further the development of the Company’s mining claims and properties; and

14.	To approve the prior actions of the Board of Directors during fiscal 2009.

An additional individual, a Swiss economist and a USCorp shareholder, was nominated to the Board of directors, but he did not respond to the offer.

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. In September 2007, the holder of the promissory note agreed to extend the maturity date of the note to September 2009. In September 2009, the holder of the promissory note extended the maturity date through January 2010 at the previous terms.

In October 2009 we reported that, in order to facilitate ongoing negotiations with a number of mining companies, we had uploaded proprietary technical data to a secure website operated by Pandesa ShareVault for viewing by industry professionals. Access to the proprietary data is by invitation only after signing a confidentiality agreement and it is password protected. The information includes:

•	Feasibility Studies and Technical Reports for Twin Peaks in Arizona, USA and Picacho Salton in California, USA, Historical Assays, Drill Logs and other documents from the late 1800s through 2009

•	Maps and photographs of our properties

•	Corporate Information and SEC filings

Also in October 2009 our former President, Secretary and Treasurer, Larry Dietz, passed away. Larry was a friend and business associate for over 25 years. His knowledge of mineralization occurrences throughout the Southwest was unparalleled. He was a Vietnam veteran. Most importantly, Larry was a truly good man and we miss him.

In December, 2009 members of management, representatives of Geological Support Services, Wondjina Research and Laguna Mountain Environmental along with representatives from the El Centro Office of the Bureau of Land Management (BLM) participated in a conference regarding our application to conduct exploratory drilling on our Picacho Salton Project in Imperial County, California. All remaining issues were thoroughly discussed along with the steps needed to address those issues in order for the BLM to approve the company’s mining plan of operations. It is USCorp’s belief, assuming no additional comments from the BLM, that the approval may be granted by the Spring of 2010.

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

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals and its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties. The company has recently expanded the Twin Peaks Project to a total of 177 Lode and Placer claims.

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

The Company and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting and/or independent contractor relationships with Boart Longyear, LLC, Geological Support Services, LLC, Harris Drilling Company, ALS Chemex, SGS Labs, Country Chemist, and the 129-year-old Jacobs Assay 1880 with offices in Tucson, AZ., is recognized by the Bureau of Land Management; Laguna Mountain Environmental, Biozone, Inc. and Wondjina Research Institute. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting the Company and USMetals to develop the Mining Claims, and, to date, the abovementioned companies have provided invaluable assistance to The Company’s senior executive management in evaluating the potential represented by USMetals’ Mining Claims.

Geological Support Services, LLC in 2007 completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property and Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified mineralized material on that property. During fiscal 2009 We completed Phase 1, Phase 2 and Phase 2.5 of a 3-phase drilling program. For a summary of the results of that drilling program please see “Recent Developments”.

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

The Company has spent the last 7 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 235 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified mineralized material on the Picacho Salton Project, The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan Of Operations to drill to the Bureau of Land Management who is currently reviewing the Plan.

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

In 2008 we submitted a Mining Plan of Operations (MPO) to the Bureau of Land Management (BLM) to conduct a 3-phase drilling program. In December 2009 we made progress toward gaining approval for our MPO (see “Recent Developments”)

Property descriptions, locations and nature of ownership.

Picacho Salton Project consisting of 235 Lode and Placer Claims in the Mesquite Mining District of Imperial County, California, U.S.A. Group #1: 640 acres of contiguous, unpatented Placer Claims over lain by unpatented Lode Claims. Access to these claims is by a private dirt road 2 miles north of the intersection of Highway 78 and Ogilby Road, near Glamis, California.

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

The 177 unpatented lode and placer mining claims, covering 3,540 acres, which the Company refers to as the “Twin Peaks Project,” are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

The Company, through its wholly owned subsidiaries, owns unpatented mining claims and pays an annual Maintenance Fee payment to the Bureau of Land Management (“BLM”) for each of its claims. Maintenance Fee payments of $140 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

In the Map above boxed areas represent the approximate locations of the company’s Picacho Salton Project properties in the Mesquite Mining District of Imperial County, California. These claims are represented by the number “2” in the map below. The number “1” in the map below is the approximate location of our Twin Peaks Project claims

Twin Peaks
Crosby Pat.
CE.
Crosby ext.
Swiss Bell Pat.
Hayes Ext.
Hayes Pat.
US Metals Placers
New claims
Property boundary
Paented claims
BigTopo Map

The above map of USCorp's Twin Peaks Project claims indicates the presense of "Hayes Pat", "Swiss Bell Pat." and "Crosby Pat." patented claims within the boundaries of the claims group. USCorp (and USMetals, Inc.) do not own any rights to the patented claims. The above claims are located near the "1" on the prior map.

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

Twin Peaks Project Claims Group: The Company has conducted exploration work on the property, including drilling 3,000 feet of core samples in 2002 (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property, and re-stake all claims using GPS. The Company relies on geological work of experts performed by us and under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. Geological Support Services, LLC in 2007 completed a feasibility study on the Twin Peaks Project that identified mineralized material. In December 2007, we received a Cultural Resource Survey (an archeological report) for proposed drill sites as part of the Company’s application filed in August 2007 with the BLM to conduct additional drilling to prove up reserves. In August and September and October of 2008 5,000 feet of holes were drilled using reverse circulation drilling, completing Phase One, Phase Two and Phase 2.5 of our current drilling program. During the Phase 1 drilling program the Company participated in a multi-agency test program of the NITON pXRF. The handheld device is purportedly capable of analyzing an ore sample and providing an immediate analysis of all minerals present above an atomic weight of 12. Certified assay results from the labs of samples taken during the Phase 1 and 2 drilling program and the preliminary results produced by the NITON pXRF were compared. The comparison was inconclusive regarding the usefulness of the device in exploration activities. The Company is not conducting mineral extraction operations on this property yet.

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on 1,280 acres covering 64 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project. The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us and work performed by experts under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has mineralized material on the Picacho Salton Project. The Company has completed archeological, environmental and ecological reports and submitted a mining plan of operations to the Bureau of Land Management who is currently reviewing the plan (see “Recent Developments”). There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

Geological Support Services, LLC completed a feasibility study in 2007 on the Twin Peaks Project that identified mineralized material. We have submitted a Mining Plan of Operations to the Bureau of Land Management, and progress has been toward approving our MPO. (See “Recent Developments”).

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

The results of testing the samples has allowed us to plan the conceptual mine and milling plans, including flow-sheets that were used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. While the results were being evaluated we completed the collection of the archeological and environmental data necessary for further exploration, We submitted the Mining Plans of Operations and we received approvals. Phase 1, 2 and 2.5 of the 3-phase drilling plan have been completed. (see “Recent Developments”). We are awaiting additional funding in order to complete the third phase of the drilling program that will allow new resource estimates to be formed based on new measurements.

Test Production Program Budget and Plan

We have plans for Test Production in order to perfect the methods to be used in commercial scale heap leach mining. We have received a Test Production plan and budget for the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County from one of our Consulting Geologists that is summarized as follows:

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

Recent Exploration and Samplings

The 2008 geological surveys, provided by Geological Support Services, LLC, one of USMetals’ principal advisors have confirmed prior geological reports. It was verified that the Twin Peaks Project is on a mineralized structure and flat zone with gold and silver carrying mineralization.

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

In 2007 we conducted additional exploration, testing; GPS locating, surveying and re-staking of all claims; adding a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says : “The feasibility study operating plan assumes an open caste quarry type operation containing  [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 testing being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity Separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life has been estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

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

The Company anticipates that funding will be by equity or debt financing in the form of private placements, working interest joint venture, farm outs, sale or mergers, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported in Current Report on Form 8-K dated September 27, 2005, in addition to proceeds from a private placement and $1,200,000 in proceeds from convertible debentures. At the beginning of fiscal 2009 we received a commitment in the amount of $2.19 million to finance fiscal 2009 operations. As of the date of this report the Company has received $400,000 of the $2.19 million in commitments for 2009. The December 2008 payment was not received and the Company did not receive the rest of the committed funds. We continue to pursue additional sources of financing. (see “Recent Developments”)

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

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

Geological Support Services, LLC, Robert A. Cameron, Ph.D. managing partner, is consulting exploration geologist to the Company. Cameron has a Ph.D. in Geophysics from Canterbury University. Since 1987 Cameron has consulted in the mining industry as a geologist in various capacities for companies and projects in the private sector in the United States, Mexico, Australia, New Zealand, West Germany, Poland and Canada. In addition to private consulting, he was a professor of geology and geosciences.

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

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers and directors named herein, and part-time Office Manager, Field Operations, Administrative Assistant, and clerical help. Administrative and clerical help were laid off at the beginning of  May, 2009.

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized as principal consultant/advisor: Geological Support Services, LLC under Robert Cameron, PhD; which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries; and a secondary consultant/advisor, Wondjina Research Institute under Rich Lundin which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries. Independent contractors include Harris Drilling and Boart Longyear Drilling.

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

The Company’s Financial Statements Contain a “Going Concern Qualification.” The Company may not be able to operate as a going concern. The independent auditors’ report accompanying its financial statements contains an explanation that The Company’s financial statements have been prepared assuming that it will continue as a going concern. Note 1 to these financial statements indicates that The Company is in the exploration stage and needs additional funds to implement its plan of operations. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s audit report and financial statements are included herein as “PART II, Item 7”.

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

Shares Eligible for Future Sale. A total of 74,319,469 shares of Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately 48,819,469 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC revised Rule 144, effective February 15, 2008, which shortens the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

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

(See “Forward Looking Statements”, PART I).

(D) Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that SEC internet site is http://www.sec.gov.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102 and its telephone number is (702) 933-4034.

ITEM 3. LEGAL PROCEEDINGS

On December 22, 2006, an individual filed suit against the Company in the Arizona Superior Court, alleging that the Company failed to pay him wages and expenses pursuant to certain labor laws dating back to March, 2004. This individual was seeking damages in the amount of $149,000 plus interest and attorney’s fees. On January 23, 2007, the Company filed a notice of removal of action to have this individual’s claim moved from state to federal court and such motion was granted. We prevailed on this individual’s primary claim, i.e., the claim under the Arizona Wage Payment Act. The Company settled the lawsuit and the case was dismissed. Please see notes to the financial statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 28, 2009 a meeting of the shareholders was held without notice pursuant to the applicable provisionso of the Nevada corporate statues and the bylaws of the corporation at which meeting a majority of the shares of the company were voted in person and by proxy:

1.	To amend the Articles of Incorporation to change the authorized number of the Company’s Series A Preferred stock from 10 million shares to 30 million shares;
2.	To ratify the interim appointments of Robert Dultz as President and Spencer Eubank as a Director for the remainder of fiscal 2009 and his appointment as Secretary-Treasurer of the Corporation;
3.
To accept the nominations for fiscal 2010 directors by the shareholders of Robert Dultz, Director and Chairman, Spencer Eubank, Director, Michelle Seibel, Director, and as outside directors Carl O’Baugh, and B. Keith Simerson;

4.	To ratify the Officers of the corporation for fiscal 2010: Robert Dultz CEO, President and acting CFO; Spencer Eubank Secretary-Treasurer; and Michelle Seibel Acting Secretary;
5.
To authorize the purchase of Series A Preferred stock by Officers and Directors of the corporation at par value and the issuance of said shares as follows: Robert Dultz, 10 million Preferred A Shares, Spencer Eubank, 1 million Preferred A Shares, Carl O’Baugh, 6,250 Preferred A Shares, Michelle Seibel, 6,250 Preferred A Shares, and B. Keith Simerson, 6,250 Preferred A Shares;

6.
To authorize the release of proprietary corporate information, including information regarding the corporation’s properties, to select individuals and entities after acknowledging the confidentiality of that information for the purpose of fund raising, property development, joint-ventures, mergers and acquisitions, and other deal making activities;

7.	To authorize the re-negotiation of the “Gold Bullion Loan” to gain an extension of time to repay the loan from the lender;
8.	To authorize the Board to take action for breach of contract for funding of 2008-2009 commitment if it is deemed prudent to do so;
9.
To take whatever actions are deemed necessary by the Board to protect the corporation’s rights, through its subsidiaries to explore, develop and extract the minerals at the Twin Peaks Project property and the Picacho Salton Project property;

10.
To authorize the distribution to the corporation’s shareholders of shares in USMetals, Inc., and Southwest Resource Development, Inc., at a proportionate rate to be determined by the Board (for example 1 subsidiary share for a to-be-determined number USCorp) Common A, Common B, and Series A and B Preferred shares (based on conversion of Preferred shares to Common shares) owned, and to issue USMetals, Inc., and Southwest Resource Development, Inc. shares to warrant holders of USCorp warrants when they exercise their warrants, fractions to be rounded to the next highest full share, if it is determined prudent to do so; warrants when they exercise their warrants, fractions to be rounded to the next highest full share;

11.
To authorize the Board to implement or to not implement such spinoff(s) and share distributions at the discretion of the Board, when and if necessary, in order to protect the investments and rights of the shareholders as well as the Corporation’s ownership of said properties by and through USMetals, Inc., and Southwest Resource Development, Inc.;

12.	To authorize the Board to raise funds by selling stock in a manner, for a price and at a time to be determined by the Board;
13.	To authorize the Board to make whatever deals it deems necessary or beneficial to further the development of the Company’s mining claims and properties; and
14.	To approve the prior actions of the Board of Directors during fiscal 2009.

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

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2007	0.37	0.14
Quarter ended March 31, 2008	0.25	0.13
Quarter ended June 30, 2008	0.27	0.10
Quarter ended September 30, 2008	0.13	0.06
Quarter ended December 31, 2008	0.11	0.05
Quarter ended March 31, 2009	0.09	0.04
Quarter ended June 30, 2009	0.08	0.04
Quarter ended September 30, 2009	0.08	0.04

On December 31, 2009 the reported closing price for the Company’s common stock was $0.04 per share; there were approximately 800 record holders of the Company’s shares.

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

During fiscal year 2009, the Company issued an aggregate of 845,064 shares of Class A common stock for services rendered.

In August of 2007, the Company accepted $620,000 in subscriptions for 8,673,332 units consisting of one share of Class A Common Stock and one warrant to purchase ½ share of Class A Common Stock at an exercise price of $0.40 per full share, the exercise period being two years and the warrants expired on October 4, 2009.

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

The series B preferred shares accrue interest at the rate of 10% per annum of the purchase price of $0.50, or $0.05 per year, payable annually in arrears. The Company may elect to make payment of interest in the form of common shares, in which case the number of common shares payable will equal the amount of interest payable divided by the closing price of the common shares on the date the dividend is declared by the Company.

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

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21 E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company’s revenues and profitability, (ii) prospective business opportunities and (iii) the Company’s strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2009, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 412 claims owned by the Company is $140 per claim for a total annual cost of $57,680.

All of the Company’s mining claims are owned by its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc. Geological Support Services, LLC, has agreed to continue to supervise and direct the work of the Twin Peaks Project Team through completion of permitting.

The Company, through its wholly owned subsidiary, USMetals, owns 177 unpatented contiguous mining claims totaling 3,440 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered. The previous owners started acquisition of this claim group in the early 1940s and by the mid-1980s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

In 2007 and 2008 we conducted exploration, testing, surveying and re-staking of all claims, and completed Phases 1, 2 and 2.5 of a 3-phase drilling program; and in 2009 we added 36 claims to the group (see “Recent Developments”). In 2007 a feasibility study and technical report were prepared by Geological Support Services, LLC, which stated in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material]. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year, yielding an annual production of 34,748 oz. of gold and 126,000 oz. of silver the first year. Estimated mine life is 12.9 years. Production levels (and mine life) will increase as proven reserve amounts increase. The feasibility study assumes an economic base case, utilizing $600 per ounce gold and $12 per ounce silver. At such prices cash operating costs, including operating costs and initial sustaining capital are estimated at $250 dollars per ounce of gold. Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars.”

The Company, through its wholly owned subsidiary Southwest Resource development, Inc, (“Southwest”) owns 235 unpatented lode placer mining claims totaling approximately 4,600 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precious metals.

In 2008 we conducted additional exploration, testing, surveying and re-staking of all claims, and added a total of 77 claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing will be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1,000 tons per day ramping to 6,000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based on production of 6,000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life is estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

Impairment Expense

We acquired the Twin Peaks Project asset in 2002 and have been conducting exploration work on it, with the goal of commencing mineral production, for seven years. Exploration activities have confirmed the presence of mineralization on this property. However, we have not commenced mining activities due to a lack of funding. Consequently, per our accounting policy regarding impairment charges, we decided to impair this asset and take it off the balance sheet. However, we are still aggressively pursuing the financing necessary to proceed with our plans to commence mining activity now that we have completed a feasibility study on the property and Phase One and Phase Two of our drilling program. The feasibility study prepared by Geological Support Services, LLC, stated in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material].”

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2009 was $947,229 compared to $1,708,250 for last year, a decrease of approximately 44%. The main area of decrease was in consulting costs ($342,847 for fiscal 2009 compared to $728,320 last year). Administration expenses decreased ($492,179 for fiscal 2009 compared to $851,862 last year). The decrease in administrative expenses was due to the decrease in salaries and space rental costs.

As a result of general and administrative costs, the Company experienced a net loss from operations of $1,293,237 for the year ended September 30, 2009 compared to loss from operations of $2,498,879 for the year ended September 30, 2008.

After interest expense in fiscal 2009 of $209,937, compared to $468,643 in the prior year, the Company realized a net loss for fiscal 2009 of $1,291,843 as compared to a net loss of $2,498,879 for the prior fiscal year. This loss translated into a loss of $.02 per share for fiscal 2009, compared to a loss of $.05 per share for fiscal 2008.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2009 cash on hand was $18,527 as compared with $327,945 at September 30, 2008. The Company received services in the aggregate amount of $62,390 through the issuance of additional shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2009 were $19,557 as compared to $331,135 at September 30, 2008.

The Company’s total stockholders’ equity changed to -$2,60,392 at September 30, 200 from -$1,814,376 at September 30, 2008. The increase in the deficit of total stockholders’ equity was due to the loss from operations and the issuance of shares for services rendered.

We may consider a private placement for royalties or working interest to raise funds for operations and continued exploration and development programs.

Regarding regulatory issues, the Company is subject to the following:
1.	The securities laws, regulations and rules of the United States because we are a public corporation and because our Class A Common stock trades on the over-the-counter bulletin board;
2.	Nevada corporation and business statues because we are a Nevada corporation;
3.	Bureau of Land Management policies, rules and regulations because our mining claims are located on U.S. Federal government Department of the Interior, Bureau of Land Management land;
4.	Federal Department of the Interior, Bureau of Land Management regulators in California and
5.	Federal Department of the Interior, Bureau of Land Management regulators in Arizona.

As of the date of this report the company intends to file its first quarter of fiscal 2010 report on form 10-Q for October 1, 2009 to December 31, 2009 with the SEC. In the event that enough additional money for operations is not received the Company may discontinue filing with the SEC due to the relatively high costs in terms of money and man-hours of preparing these reports and being a fully reporting company. In that event we expect our Class A common stock to be disqualified from trading on the OTC:BB, and could disqualify our Class A and Class B shares from trading in Germany on the Frankfurt and Berlin exchanges respectively. We expect our Class A common shares would continue trading in the United States on the Pink Sheets.

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

Based on this assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting is effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting is effective.

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
27 Beach Road Suite CO5A
Monmouth Beach, NJ 07750
Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp,

We have completed the audit of the consolidated financial statements of USCorp as of September 30, 2009 and September 30, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of USCorp at September 30, 2009 and September 30, 2008, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Donahue Associates LLC
Monmouth Beach, New Jersey
January 12, 2010

USCorp
(an Exploration Stage Company)
Balance Sheet
    As of September 30, 2009 and September 30, 2008
		As Restated
	30-Sep-09	30-Sep-08
ASSETS

Current assets:
Cash	$18,527	$327,945
Total current assets	$18,527	$327,945

Other assets:
Equipment- net	1,030	3,190

Total assets	$19,557	$331,135

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$8,953	$189,211
Gold bullion loan	1,786,025	1,592,100
Convertible debenture payable	249,955	0
Subscriptions payable	93,481	0
Total current liabilities	$2,138,414	$1,781,311

Convertible debenture payable	390,661	288,702
Due to officer	16,349	0

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 30,000,000 shares authorized,
5,218,750 shares issued and outstanding at September 30, 2008 and 6,612,500
at September 30, 2009	8327	7,000
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
141,687 outstanding at September 30, 2009, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares,
issued and outstanding, 5,000,000 shares at September 30, 2009	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 60,612,630 shares at September 30, 2008
and 74,319,469 at September 30, 2009	$743,195	$606,126
Additional paid in capital	12,183,315	11,815,463
Accumulated deficit - exploration stage	(15,529,202)	(14,235,965)
Total shareholders' deficit	(2,602,692)	(1,814,376)

Total Liabilities & Shareholders' Deficit	$19,557	$331,135

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2009 and September 30, 2008
and from Inception, May 1989 through September 30, 2009

		As Restated	Inception
	30-Sep-09	30-Sep-08	to Date
General and administrative expenses:
Consulting	$342,847	$728,320	$6,759,503
Administration	492,179	851,862	5,400,460
License expense	100	56,775	247,559
Professional fees	112,103	71,293	676,723
Total general & administrative expenses	947,229	1,708,250	13,084,245

Net loss from operations	$(947,229)	$(1,708,250)	$(13,084,245)

Other income (expenses):
Interest income	644	7,264	7,908
Interest expense	(209,937)	(468,643)	(931,969)
Loss on unhedged derivative	(136,715)	(329,250)	(920,896)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(1,293,237)	$(2,498,879)	$(15,529,202)

Provision for income taxes	0	0	0

Net loss	$(1,293,237)	$(2,498,879)	$(15,529,202)

Basic & fully diluted net loss per common share	$(0.02)	$(0.05)

Weighted average of common shares outstanding:
Basic & fully diluted	66,685,586	53,945,024

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2009 and September, 30, 2008
and from Inception, May 1989 through September 30, 2009

		As Restated	Inception
	30-Sep-09	30-Sep-08	to Date
Operating Activities:
Net loss	$(1,293,237)	$(2,498,879)	$(15,529,202)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	62,390	162,650	2,147,560
Depreciation expense	2,160	3,882	16,525
Legal settlement expense	12,000	0	12,000
Interest expense	209,937	468,643	931,969
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	136,715	329,250	920,896
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(178,070)	158,293	2,391,141
Net cash used by operations	$(1,048,105)	$(1,376,161)	$(6,059,646)

Investing activities:
Purchase of office equipment	$0	$(1,641)	$(17,555)
Net cash used by investing activities	0	(1,641)	(17,555)

Financing activities:
Issuance of common stock	$427,463	$163,010	$2,742,241
Issuance of preferred stock	1,394	7,000	78,559
Issuance of gold bullion note	0	0	648,282
Subscriptions received	93,481	0	662,804
Issuance of convertible notes	200,000	200,000	1,600,000
Advances received (paid) shareholder	16,349	(205,264)	363,843
Net cash provided by financing activities	738,687	164,746	6,095,729

Net increase (decrease) in cash during the period	$(309,418)	$(1,213,056)	$18,527

Cash balance at beginning of the fiscal year	327,945	1,541,001	0

Cash balance at September 30th	$18,527	$327,945	$18,527

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03

Issued stock for services	845,064	8,451	53,939		62,390	$0.07

Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06

Conversion of Preferred A	400,000	4,000	(3,933)		67

Issuance of convertible debt			3,000		3,000

Net loss for the period				(1,291,843)	(1,291,843)

Balance at September 30, 2009	74,319,469	$743,195	$12,183,315	$(15,529,202)	$(2,602,692)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2009 and September 30, 2008

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns the mineral rights to 177 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 235 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

Recent Accounting Pronouncements-

SFAS 141(R) and SFAS 160 .  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”).

SFAS 141(R) will significantly change previous accounting practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill) measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures.

Each of SFAS 141(R), FSP 141(R)-1 and SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and therefore was effective for the Company beginning in the first quarter of fiscal 2010. SFAS 141(R) and its related FSP are effective for acquisitions closing in fiscal 2010, with impacts that may vary depending on each specific business combination or asset purchase. The Company does not expect that there will be a material impact on its results of operations or financial position as a result of these new accounting pronouncements.

SFAS 166  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity; removes the scope exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to qualifying special-purpose entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. SFAS 166 is effective for the Company beginning in the first quarter of fiscal 2011. The Company does not expect that there will be a material impact on its results of operations or financial position as a result of this new accounting pronouncement.

SFAS 167  In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. It also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for the Company beginning in the first quarter of fiscal 2011. The Company does not expect that there will be a material impact on its results of operations or financial position as a result of this new accounting pronouncement.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Twin Peaks Project has been submitted to the Bureau of Land Management and approved. Applications  have been prepared for the Picacho Salton Project and are being reviewed by the Bureau of Land Management; permits are expected soon. Other permits for commercial mining are being prepared and reviewed for submission to Federal, State and local authorities.

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

* In calendar 2009 Management  did advance investor awareness and public relations  that included coordinated and periodic release of information to the public via press releases, and updates to the company’s web sites. Management intends to continue these activities to a greater extent in fiscal 2010.

* Attend and exhibit at industry and investment trade shows.

* Acquire additional properties and/or corporations with properties, and/or rearrange our subsidiaries in order to advance the company's growth plans.

* Rearrange our finances for better return and insured coverage.

* The company has uploaded proprietary information about the company and our properties to a secure web site for the purpose of raising additional capital and deal making in order to continue our exploration and development efforts.

* The Company has curtailed its exploration efforts due to not being able to meet funding requirements to continue its current drilling program.  USCorp plans to file its annual report on form 10-K for fiscal year ending 9-30-2009 and USCorp’s first quarter fiscal 2010 Form 10-Q completing calendar 2009 filings. After that, if USCorp has not obtained sufficient funding to maintain its current status as a fully reporting company trading on the OTC Bulletin Board,  management will allow the company to become a pink sheet traded, non-reporting, public company. A Company is delisted from the OTC when it fails to make required filings with the SEC or voluntarily delists. Eliminating the costs associated with being a fully reporting company are the last cost cutting measure available to USCorp.

3.  Net Loss per Share

The Company applies SFAS No. 128, “Earnings per Share” to calculate loss per share.  In accordance with SFAS No. 128, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years.  The effects of the common stock options and the debentures convertible into shares of common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive. Net loss per share is computed as follows:

	9/30/2009	9/30/2008

Net loss before cumulative preferred dividend	$(1,291,843)	$(2,498,879)

Cumulative dividend preferred payable	(35,296)	(28,211)

Net loss to common shareholders	$(1,327,139)	$(2,527,090)

Weighted average	66,685,586	53,945,024

Basic & fully diluted net loss per common share	$(0.02)	$(0.05)

4. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. In September 2007, the holder of the promissory note agreed to extend the maturity date of the note to September 2009.  In September 2009, the holder of the promissory note extended the maturity date to January 2010 at the previous terms.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$865,129
Fair value of loan	1,786,025

Life to date loss on un-hedged underlying derivative	$(920,896)

5. Equipment

A summary of equipment-net at September 30, 2009 and September 30, 2008 is as follows:

	30-Sep-09	30-Sep-08

Office equipment	$17,555	$17,555
Accumulated depreciation	(16,525)	(14,365)

Equipment- net	$1,030	$3,190

6. Issuances of Common Stock and Preferred Stock

During the fiscal year 2008, the Company issued 10,011,879 shares of common stock and received proceeds of $738,678.  The purchasers of the commons stock received the option to purchase an additional 4,136,666 shares of common stock at $0.40 per common share via warrants expiring on October 4, 2009.

During the fiscal year 2008, the Company issued 9,517,664 shares of common stock to consultants for services rendered valued at $2,542,650.

During the fiscal year 2008, the holder of the debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

During the fiscal year 2008, a holder of the preferred B stock converted 13,313 shares of preferred B stock to 26,625 shares of common stock.

In September 2008, the Company issued 5,218,750 preferred A shares to its officers and employees for $7,000.  The preferred A shares are convertible into common stock on one for eight basis.

During fiscal year 2009, the Company issued 12,261,765 shares of common stock and received proceeds of $427,463. Purchasers of the common stock also received the option to purchase an additional 5,354,637 shares of common stock at $0.03 per share expiring in fiscal year 2010.

During fiscal year 2009, the Company issued 845,064 shares of common stock to consultants for services received valued at $62,390.  In addition, the Company issued 200,000 shares of common stock to settle a lawsuit against the Company by a former consultant.  These shares were valued at $12,000 and recorded in the consolidated statement of operations.

In September 2009, a holder of the preferred A convertible stock converted 50,000 shares of preferred A into 400,000 shares of common stock.

7. Common Stock Options

During the fiscal year 2008, the Company issued 4,136,666 options to purchasers of common stock as discussed in Note 6. The options were exercisable at $.40 per share expiring in October 2009.

Also in fiscal year 2008, the Company issued 1,600,000 options exercisable at $.40 per share to the purchasers of the debentures discussed in Note 10 and the holders of the gold bullion promissory note discussed in Note 6. These options expired worthless in fiscal year 2009.

During fiscal year 2009, the Company issued 5,354,637 options to purchase common stock at $0.03 per share as discussed in Note 6.  These options expire in fiscal year 2010.

Also in fiscal year 2009, the Company issued 1,600,000 options exercisable at $.40 per share to the purchasers of the debentures discussed in Note 10 and the holders of the gold bullion promissory note discussed in Note 6. These options expired worthless at the beginning of fiscal year 2010 as discussed in note 14.

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

	2008	2009

Dividend yield	0.00%	0.00%
Risk free interest rate	0.50%	0.00%
Volatility	39.00%	25.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The Company provides for a Stock Incentive Plan for its employees.  The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the market value of the common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

The following is a summary of common stock warrants outstanding at September 30, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Balance at September 30, 2007	0

Issues	5,736,666
Exercises	0
Expires	0

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	6,954,637
Exercises	0
Expires	(3,200,000)

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

8. Convertible Debentures

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures were convertible into common stock at $0.125 per share.  The debentures had an interest rate of 5% and a maturity date from December 2009 to September 2010. During the fiscal year 2008, the holder of these debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.  The remaining $300,000 of 2007 debentures is convertible into common stock at $0.125 per share, matures in September 2010, and has an interest rate of 5%

In fiscal year 2008 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matures in March 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%. The Company recorded $56,000 to its stockholder equity as a result of this issuance and is amortizing the amount to interest expense over the life of the debenture.

In fiscal year 2009 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matures in April 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%. The Company recorded $3,000 to its stockholder equity as a result of this issuance and is amortizing the amount to interest expense over the life of the debenture.

The balance of the convertible debt at September 30, 2009 and September 30, 2008 is as follows:

	30-Sep-09	30-Sep-08

Convertible debt payable	$700,000	$500,000
Unamortized beneficial conversion feature	(59,384)	(211,298)

Net convertible debt payable	$640,616	$288,702

9. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Sep-09	30-Sep-08

Net loss before provision for income taxes	$(1,293,337)	$(2,498,879)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(2,204,719)	(1,336,989)
Allowance for recoverability	2,204,719	1,336,989
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$2,204,719	$1,336,989
Allowance for recoverability	(2,204,719)	(1,336,989)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year  2028 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

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

11. Concentrations of Credit

The Company continues to rely of the financial support of one creditor.  This creditor is the holder of the gold bullion promissory note discussed in Note 4 and the holder of the convertible debentures discussed in Note 8.  A withdrawal of support from this creditor would have a material adverse affect on the Company’s financial condition.

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts would have a material adverse affect on the Company’s financial condition.

12. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2009 and September 30, 2008.

13. Class B Common Shares

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 5,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

14. Subsequent Events

In October 2009, 4,136,666 options discussed in Note 7 expired unexercised.

In October 2009, the Company issued 509,000 shares to the subscribers of stock as of September 30, 2009 and options to purchase 843,000 shares at $0.03 per share.

In October 2009, the Company adopted a stock incentive plan for employees for 10,000,000 shares of common stock.

Under the Plan, a maximum of 10,000,000 shares of the Company’s Class A common stock, par value $0.01 may be issued to the eligible employees as determined by the Board of Directors.

15. Litigation

The Company is not party to any pending litigation against it and is not aware of any litigation contemplated against it at September 30, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting is effective.

There have not been any changes during our fiscal quarter ended September 30, 2009  in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Name	Age	Position Held
Robert Dultz	68	Chief Executive Officer, acting CFO, President and a Director and Chairman of the Board of Directors
Spencer Eubank	62	Secretary, Treasurer and a Director
Carl W. O’Baugh	78	Director
B. Keith Simerson	44	Director
Michelle Seibel	42	Director

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. [

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2008

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

Spencer Eubank, is Secretary, Treasurer and Director of the Company. Mr. Eubank has an 18-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank has served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (January 1996 to March 1998), and Pla.Net.Com, Inc. (February 1997 to July 1999). Mr. Eubank is the owner of an independent research and consulting service. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

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

B. Keith Simerson is an Independent Director of the Company. Mr. Simerson was recently appointed Chairman of the Executive Committee of Residential Income Properties, Inc., a NY-based company. As Chairman of the Executive Committee, he works closely with the Chairman to provide leadership to the Board of Directors.  Mr. Simerson co-founded and today is one of two co-owners of Tradewinds Consulting, LLC, a small consultancy that provides a range of strategic planning, change management, and leadership development services to four branches of the military, several federal government agencies, various management consulting firms, and to clients in the automotive, heavy construction, civil engineering, consumer electronics, industrial supplies, heavy machinery, rubber, paper, medical devices, and electronics industries. Mr. Simerson earned his Doctorate in Education with emphasis in management and organization development, from the University of North Carolina at Greensboro. He earned an M.A. with emphasis in administration, supervision, and higher education, from Appalachian State University. He also has BA and AAS. degrees and specialty certifications. Mr. Simerson is the co-author of The Manager as Leader (Praeger Publishers, 2006), Fired, Laid Off, Out of a Job: A Manual for Understanding, Coping, Surviving (Greenwood, 2003), and Evaluating Police Management Development Programs (Praeger Publishing, 1990). Mr. Simerson is on the Faculty of Northwestern University’s School of Education and Social Policy, where he instructs, researches, and publishes in the areas of Strategic Thinking, Strategy Formulation, Strategic Planning, and Strategy Execution.

Michelle Seibel, a Director and Assistant Secretary of the Company and entrepreneurial business owner providing  a IT consulting services in California and has extensive experience in bookkeeping training, and construction management.

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

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year, most of USCorp’s officers or directors did not devote their full time to the affairs of USCorp. As reported in previous Form 10-QSB filings by the Company most did not receive compensation for their services; however, USCorp’s officers have received shares of the Company’s common stock in consideration of their agreement to serve. USCorp’s Chairman and CEO, Robert Dultz, devoted his full time to the affairs of USCorp, received compensation through May, 2009, and during 2009 loaned, without interest, operating funds to USCorp. Mr. Dultz may receive cash, stock or a combination thereof in repayment of his loans and in compensation for his full time efforts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of December 31, 2009. Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of September 30, 2009, there were _______________ shares of Class A Common Stock issued and outstanding.

Name and	Class A	Series A		Percentage
Address of	Common	Preferred		of
Beneficial	Voting	Voting*	Total	Voting
Owner	Ownership	Ownership	Votes	Ownership

Robert Dultz c/o USCorp,
4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	10,595,525	6,250,000	60,595,525	47.60%

Spencer Eubank c/o USCorp,
4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	169,980	175,000	1,569,980	1.23%

Carl O’Baugh c/o USCorp,
4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	426,250	6,250	476,250	0.04%

B. Keith Simerson c/o USCorp,
4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102		6,250	50,000	0.39%

Michelle Seibel
4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102	10,000	6,250	60,000	0.47%

Officers, Directors and Affiliates as a group (5 individuals)	11,201,755	6,443,750	62,751,755	49.73%

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC for the reports covering fiscal 2008 and 2009 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2008 and September 30, 2009 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $12,200 for fiscal 2008 and $9,500 for audit and quarterly review of interim financial statements filed on Form 10-QSB, respectively, during fiscal 2009.

Audit-Related Fees

Donahue Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Donahue Associates, LLC has provided professional services for tax compliance, tax advice and tax planning in the amount of $450 during fiscal 2008.

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

USCORP.

Dated: January 12, 2010	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	January 12, 2010
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	January 12, 2010
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	January 12, 2010
Carl O’Baugh

/s/ B. Keith Simerson	Director	January 12, 2010
B. Keith Simerson

/s/ Michelle Seibel	Director	January 12, 2010
Michelle Seibel