Form 10-Q
period 2009-12-31
USCORP
filed 2010-02-11
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2009
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2009.
78,192,052 shares of Common Class A Stock and 5,000,000 shares of Common Class B Stock issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2009 and December 31, 2008 (unaudited)	3

Consolidated Statements of Operations for the Three Months and Quarter Ended December 31, 2009 and December 31, 2008 and from Inception, May 1989 through December 31, 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2009 and December 31, 2008 and from Inception, May 1989 through December 31, 2009 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2009	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

PART I.  FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
    As of December 31, 2009 and September 30, 2009

	31-Dec-09	30-Sep-09
ASSETS

Current assets:
Cash	$30,936	$18,527
Total current assets	$30,936	$18,527

Other assets:
Equipment- net	753	1,030

Total assets	$31,689	$19,557

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$8,953	$8,953
Gold bullion loan	2,136,539	1,786,025
Convertible debenture payable	267,890	249,955
Subscriptions payable	104,951	93,481
Total current liabilities	$2,518,333	$2,138,414

Convertible debenture payable	393,312	390,661
Due to officer	25,005	16,349

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 6,562,500 shares issued and outstanding at September 30, 2009 and December 31, 2009	8,327	8,327
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2009 and December 31, 2009, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2009 and December 31, 2009	5,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 74,319,460 shares at September 30, 2009 and 78,192,052 at December 31, 2009	$781,921	$743,195
Additional paid in capital	12,257,528	12,183,315
Accumulated deficit - exploration stage	(16,021,235)	(15,529,202)
Total shareholders' deficit	(2,981,786)	(2,602,692)

Total Liabilities & Shareholders' Deficit	$31,689	$19,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2009 and December 31, 2008
and from Inception, May 1989 through December 31, 2009

			Inception
	31-Dec-09	31-Dec-08	to Date
General and administrative expenses:
Consulting	$64,109	$84,723	$6,823,612
Administration	49,941	247,662	5,450,401
License expense	0	100	247,559
Professional fees	6,883	18,810	683,606
Total general & administrative expenses	120,933	351,295	13,205,178

Net loss from operations	$(120,933)	$(351,295)	$(13,205,178)

Other income (expenses):
Interest income	0	509	7,908
Interest expense	(35,006)	(70,948)	(966,975)
Gain (loss) on unhedged derivative	(336,094)	14,747	(1,256,990)
Loss on mining claim	0	0	(600,000)

Net loss before provision for income taxes	$(492,033)	$(406,987)	$(16,021,235)

Provision for income taxes	0	0	0

Net loss	$(492,033)	$(406,987)	$(16,021,235)

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	76,043,451	61,859,459

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Quarters Ended December 31, 2009 and December 31, 2008
and from Inception, May 1989 through December 31, 2009

			Inception
	31-Dec-09	31-Dec-08	to Date
Operating Activities:
Net loss	$(492,033)	$(406,987)	$(16,021,235)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	7,159	28,271	2,154,719
Depreciation expense	277	848	16,802
Legal settlement expense	0	0	12,000
Interest expense	35,006	70,948	966,975
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	336,094	(14,747)	1,256,990
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	0	0	2,391,141
Net cash used by operations	$(113,497)	$(321,667)	$(6,173,143)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$105,780	$85,000	$2,848,021
Issuance of preferred stock	0	0	78,559
Issuance of gold bullion note	0	0	648,282
Subscriptions received	11,470	35,652	674,274
Issuance of convertible notes	0	200,000	1,600,000
Advances received (paid) shareholder	8,656	0	372,499
Net cash provided by financing activities	125,906	320,652	6,221,635

Net increase (decrease) in cash during the period	$12,409	$(1,015)	$30,936

Cash balance at beginning of the fiscal year	18,527	478,843	0

Cash balance at December 31st	$30,936	$477,828	$30,936

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03

Issued stock for services	845,064	8,451	53,939		62,390	$0.07

Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06

Conversion of Preferred A	400,000	4,000	(3,933)		67

Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	3,633,956	36,340	69,440		105,780	$0.03

Issued stock for services	238,636	2,386	4,773		7,159	$0.03

Net loss for the period				(492,033)	(492,033)

Balance at December 31, 2009	78,192,052	$781,921	$12,257,528	$(16,021,235)	$(2,981,786)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

     USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Quarters Ended December 31, 2009 and December 31, 2008

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

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no business operations and continues to rely on financing and the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans, which are totally dependent upon the Company obtaining additional sources of capital and/or loans, with regard to this matter are as follows:

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

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as the required permits and approvals have been granted and funding obtained. Due to the nature of the ore bodies of the Company’s current properties Management believes it will begin commercial scale operations on our Picacho Salton Project. Then Management plans to begin commercial scale operations on the Twin Peaks Project.

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

* The company has uploaded proprietary information about the company and our properties to a secure web site for the purpose of raising additional capital in order to continue our exploration and development efforts.

* The Company has curtailed its exploration efforts and drilling program due to the unavailability of a sufficient amount of capital or loans. USCorp filed its annual report on form 10-K for fiscal year ending 9-30-2009 and is filing its first quarter fiscal 2010 Form 10-Q completing calendar 2009 filings. After that, if USCorp has not obtained sufficient funding to maintain its status as a fully reporting company trading on the OTC Bulletin Board, management may allow the company to become a pink sheet traded, non-reporting, public company. A Company may be delisted from the OTC Bulletin Board when it fails to make required filings with the SEC or voluntarily delists from the OTC Bulletin Board and then trades on the PinkSheets. Eliminating the cost associated with being a fully reporting company is the last cost cutting measure available to USCorp.

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

	12/31/2009	12/31/2008

Net loss before cumulative preferred dividend	$(492,033)	$(406,987)

Cumulative dividend preferred payable	(37,081)	(29,997)

Net loss to common shareholders	$(529,114)	$(436,984)

Weighted average	76,043,451	61,859,459

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$879,549

Fair value of loan	2,136,539

Life to date loss on unhedged underlying derivative	$(1,256,990)

5.   Equipment

A summary of equipment-net at December 31, 2009 and September 30, 2009 is as follows:

	31-Dec-09	30-Sep-09

Office equipment	$17,555	$17,555
Accumulated depreciation	(16,802)	(16,525)

Equipment- net	$753	$1,030

6.   Issuances of Common Stock and Preferred Stock

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

In September 2009, a holder of the preferred A convertible stock converted 50,000 shares of preferred A into 400,000 shares of common stock.  Also in September 2009, the Company issued 1,393,750 preferred A shares and received proceeds of $1,394.

During the first quarter of fiscal year 2010, the Company issued 3,633,956 shares of common stock and received proceeds of $105,780.

In December 2009, the Company issued 238,636 shares of commons stock to consultants for services rendered valued at $7,159.

7.   Common Stock Options

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

During the first quarter of fiscal year 2010, the Company issued 4,942,912 options to buy its common stock at $0.03 per share to the purchasers of the common stock described in Note 6.  The options expire in fiscal year 2011. Also during the quarter, 4,136,666 options to purchase common stock expired unexercised

The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

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

The following is a summary of common stock warrants outstanding at December 31, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	6,954,637
Exercises	0
Expires	(3,200,000)

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	4,942,912
Exercises	0
Expires	(4,136,666)

Outstanding at December 31, 2009	10,297,549	$0.03	0.78

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

The balance of the convertible debt at December 31, 2009 and September 30, 2009 is as follows:

	31-Dec-09	30-Sep-09

Convertible debt payable	$700,000	$700,000
Unamortized beneficial conversion feature	(38,798)	(59,384)

Net convertible debt payable	$661,202	$640,616

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Dec-09	31-Dec-08

Net loss before provision for income taxes	$(492,033)	$(406,988)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(2,421,827)	(2,205,332)
Allowance for recoverability	2,421,827	2,205,332
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$2,421,827	$2,205,332
Allowance for recoverability	(2,421,827)	(2,205,332)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year

10. Class B Common Shares

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 5,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

11. Subsequent Events

The Company has reviewed its activities as the date of this report for significant subsequent events.  There are no significant subsequent events as of the date of this report.

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

Comparison of operating results for the three months ended December 31, 2009 and December 31, 2008:

The Company has no revenues through the date of this report.

General and administrative expenses were $120,933 compared to $315,296 for the same period a year ago. Consulting costs decreased from $84,723 to $64,109 in the three months ended December 31, 2009, which is mainly due to a reduction in investor and public relations costs. Administration costs decreased from $247,663 in the three months ended December 31, 2008 to $49,941 for the three months ended December 31, 2009 due to decreased costs for clerical help, office staff and salaried employees who were laid off at the end of May 2009.

As a result of general and administrative costs, the Company experienced a loss from operations of $492,033 for the three months ended December 31, 2009, compared to loss from operations of $351,296 for the same period last year.

Interest expense loss decreased to $35,006 during the first three months of fiscal 2010 compared to -$70,948 the first three months of fiscal year 2009 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s loss on the unhedged loan is $336,094 for the first three months of fiscal year 2010 due to the increase in the price of gold over the past year.

Net loss for the first three months of fiscal year 2010 was $492,033 or $0.01 per share compared to a loss of $406,987, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2009 cash on hand was $30,936 as compared with $18,527 at September 30, 2009. During the first three months of fiscal year 2010, the Company used $120,933 for its operations.

At December 31, 2009, the Company had working capital of $30,936 compared to a working capital of $18,527 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at December 31, 2009 were $31,689 as compared to $19,557 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $16,021,235 at December 31, 2009 compared to a deficit of $15,529,202 at September 30, 2009. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $492,033 for the three months ended December 31, 2009.

As discussed in our January 22, 2010 press release, Robert Dultz, President, Chairman and CEO, and other members of the management and exploration team have been involved in correspondence, conference calls, site visits, meetings and review of USCorp’s proprietary data, with a variety of people representing more than 10 mining companies, including some contacts directly with their CEOs. The mining companies range in size from junior to major, and from regional to international in scope. These communications have as their object completing one or more of the following: to acquire USCorp, or do a joint venture, merger, or other business combinations whose purpose is development of the Company’s California and Arizona properties by well-financed and highly experienced miners. As of the date of this report, USCorp has not received any formal written proposals.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2010, the Company issued 3,633,956 shares of common stock and received proceeds of $105,780.

In December 2009, the Company issued 238,636 shares of commons stock to consultants for services rendered valued at $7,159.

During the first quarter of fiscal year 2010, the Company issued 4,942,912 options to buy its common stock at $0.03 per share to the purchasers of the common stock described above. The options expire in fiscal year 2011. Also during the quarter, 4,136,666 options to purchase common stock expired unexercised.

As previously reported, in fiscal 2008 we received commitments to finance fiscal 2009 operations in the amount of $2.19 million. In the last quarter of fiscal 2008 and the last quarter of calendar 2008 the Company received $400,000 of the $2.19 million in commitments for fiscal 2009, however no additional payments were received, in breach of their agreement. We have no expectation the Company will receive the rest of the committed funds.

As a result of the failure to meet the commitments to fund USCorp operations in fiscal 2009 there has been substantial damage done to USCorp. During the first nine months of fiscal 2009 we were assured on several occasions that the funds were coming and we delayed seeking other sources of financing while providing the lender with requested due diligence documentation regarding USCorp, our properties, historical mining on those properties and our contemporary exploration efforts on those properties. In addition we were unable to complete the third phase of the Twin Peaks drilling program and therefore were unable to update our resource measurements, making it more difficult to obtain additional financing from other sources, and to complete permitting, causing the inability to pay the bullion loan when due. The bullion loan due date was extended and after January 31, 2010 it is extended on a day-to-day basis. We continue to pursue other sources of financing (see” Discussion of Financial Condition: Liquidity and Capital Resources” above).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period. Significant matters voted on were reported in our Form 10-K for period ending September 30, 2009.

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
Dated: February 11, 2010