Form 10-Q
period 2010-03-31
USCORP
filed 2010-05-12
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010.
101,546,217 shares of Common Class A Stock and 20,000,000 shares of Common Class B Stock issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2010 and March 31, 2009 (unaudited)

Consolidated Statements of Operations for the Three Months and Quarter Ended March 31, 2010 and March 31, 2009 and from Inception, May 1989 through March 31, 2010 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009 and from Inception, May 1989 through March 31, 2010 (unaudited)

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2010

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

PART I.  FINANCIAL INFORMATION
USCorp Inc.
(an Exploration Stage Company)
Balance Sheet
    As of March 31, 2010 and September 30, 2009

	Unaudited
ASSETS	31-Mar-10	30-Sep-09

Current assets:
Cash	$209,295	$18,527
Total current assets	$209,295	$18,527
Other assets:
Equipment- net	512	1,030

Total assets	$209,807	$19,557

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$7,849	$8,953
Gold bullion loan	2,147,215	1,786,025
Convertible debenture payable	0	249,955
Subscriptions payable	177,961	93,481
Total current liabilities	$2,333,025	$2,138,414
Convertible debenture payable	677,648	390,661
Due to officer	0	16,349

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 30,000,000 shares authorized,
6,562,500 shares issued and outstanding at September 30, 2009
and 4,000,000 at March 31, 2010	5,365	8,327
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
141,687 outstanding at September 30, 2009 and March 31, 2010, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2009
and 20,000,000 at March 31, 2010	20,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 74,319,460 shares at September 30, 2009
and 101,546,217 at March 31, 2010	$1,015,463	$743,195
Additional paid in capital	12,929,877	12,183,315
Accumulated deficit - exploration stage	(16,835,069)	(15,529,202)
Total shareholders' deficit	(2,889,729)	(2,602,692)

Total Liabilities & Shareholders' Deficit	$209,807	$19,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Six and Three Months Ended March 31, 2010 and March 31, 2009
and from Inception, May 1989 through March 31, 2009

	Unaudited	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-10	31-Mar-09	31-Mar-10	31-Mar-09	to Date
General and administrative expenses:
Consulting	$331,794	$163,404	$267,685	$78,681	$7,091,297
Administration	555,272	447,758	505,331	200,096	5,955,732
License expense	0	100	0	0	247,559
Professional fees	20,579	44,205	13,696	25,395	697,302
Total general & administrative expenses	907,645	655,467	786,712	304,172	13,991,890

Net loss from operations	$(907,645)	$(655,467)	$(786,712)	$(304,172)	$(13,991,890)

Other income (expenses):
Interest income	0	632	0	123	7,908
Interest expense	(65,608)	(125,423)	(30,602)	(54,475)	(997,577)
Gain (loss) on unhedged derivative	(332,614)	(33,729)	3,480	(48,476)	(1,253,510)
Loss on mining claim	0	0	0	0	(600,000)

Net loss before provision for income taxes	$(1,305,867)	$(813,987)	$(813,834)	$(407,000)	$(16,835,069)

Provision for income taxes	0	0	0	0	0

Net loss	$(1,305,867)	$(813,987)	$(813,834)	$(407,000)	$(16,835,069)

Basic & fully diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	79,574,934	63,915,751	83,201,313	63,059,058

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2010 and March 31, 2009
and from Inception, May 1989 through March 31, 2010

	Unaudited	Unaudited	Inception
	31-Mar-10	31-Mar-09	to Date
Operating Activities:
Net loss	$(1,305,867)	$(813,987)	$(16,835,069)
Adjustments to reconcile net income items
not requiring the use of cash:
Loss on sale of mining claim	0	0	600,000
Consulting fees	157,191	38,771	2,304,751
Investor relations	503,744	0	503,744
Depreciation expense	518	1,653	17,043
Legal settlement expense	0	0	12,000
Interest expense	65,608	125,423	997,577
Shares issued for mining claim	0	0	2,449,465
Loss on unhedged underlying derivative	332,614	33,729	1,253,510
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(1,104)	(14,618)	2,390,037
Net cash used by operations	$(247,296)	$(629,029)	$(6,306,942)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$357,895	$264,000	$3,100,136
Issuance of preferred stock	0	0	78,559
Issuance of gold bullion note	0	0	648,282
Subscriptions received	96,518	0	759,322
Issuance of convertible notes	0	200,000	1,600,000
Advances received (paid) shareholder	(16,349)	0	347,494
Net cash provided by financing activities	438,064	464,000	6,533,793

Net increase (decrease) in cash during the period	$190,768	$(165,029)	$209,295

Cash balance at beginning of the fiscal year	18,527	327,945	0

Cash balance at March 31st	$209,295	$162,916	$209,295

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03

Issued stock for services	845,064	8,451	53,939		62,390	$0.07

Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06

Conversion of Preferred A	400,000	4,000	(3,933)		67

Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	15,206,385	152,064	205,831		357,895	$0.02

Issued stock for services	2,620,372	26,204	130,987		157,191	$0.06

Issuance of warrants			503,744		503,744

Converted preferred A	9,400,000	94,000	(94,000)		0

Net loss for the period				(1,305,867)	(1,305,867)

Balance at March 31, 2010	101,546,217	$1,015,463	$12,929,877	$(16,835,069)	$(2,889,729)

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Month Ended March 31, 2010 and March 31, 2009

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

	3/31/2010	3/31/2009

Net loss before cumulative preferred dividend	$(1,305,867)	$(813,987)

Cumulative dividend preferred payable	(38,828)	(30,599)

Net loss to common shareholders	$(1,344,695)	$(844,586)

Weighted average	79,574,934	63,915,751

Basic & fully diluted net loss per common share	$(0.02)	$(0.01)

4.	Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. In September 2007, the holder of the promissory note agreed to extend the maturity date of the note to September 2009.  In September 2009, the holder of the promissory note extended the maturity date to January 2010 at the previous terms. The holder has now extended the maturity date on a day-to-day basis.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$893,655

Fair value of loan	2,147,215

Life to date loss on unhedged underlying derivative	$(1,253,559)

5.	Equipment

A summary of equipment-net at March 31, 2010 and September 30, 2009 is as follows:

	31-Dec-09	30-Sep-09

Office equipment	$17,555	$17,555
Accumulated depreciation	(17,043)	(16,525)

Equipment- net	$512	$1,030

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
During fiscal year 2010, the Company has issued 15,206,385 shares of common stock for proceeds of $357,895.

During fiscal year 2010, the Company issued 2,620,372 shares of its commons stock to consultants for services rendered valued at the market price at the date of issuance.  The company record consulting expense of $157,191 as a result of the issuances.

During fiscal year 2010, the holders of the preferred A converted 1,175,000 preferred A into 9,400,000 shares of common stock.

During Fiscal year 2010, the Company issued 15 million Class B common shares to consultants for $100,000.  The Class B shares are non trading.

7.	Common Stock Options

During fiscal year 2009, the Company issued 5,354,637 options to purchase common stock at $0.03 per share.  These options expire in fiscal year 2010.

Also in fiscal year 2009, the Company issued 1,600,000 options exercisable at $.40 per share to the purchasers of the debentures discussed in Note 8 and the holders of the gold bullion promissory note discussed in Note 4. These options expired worthless at the beginning of fiscal year 2010.

During fiscal year 2010, the Company issued 8,634,063 options to purchase the company stock at two cents a share expiring in fiscal year 2011.

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

Dividend yield	0.00%
Risk free interest rate	1.00%
Volatility	25.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder. As a result of the valuation, the Company recorded an expense of $503,744 is it statement of operations.

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

The following is a summary of common stock warrants outstanding at September 30, 2009:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	6,954,637
Exercises	0
Expired	(3,200,000)

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	8,634,063
Exercises	(6,429,216)
Expired	(4,136,666)

Outstanding at March 31, 2010	7,559,484	$0.02	0.71

8.	Convertible Debentures

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

The balance of the convertible debt at March 31, 2010 and September 30, 2009 is as follows:

	31-Mar-10	30-Sep-09

Convertible debt payable	$700,000	$700,000
Unamortized beneficial conversion feature	(22,352)	(59,384)

Net convertible debt payable	$677,648	$640,616

9. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Mar-10	31-Dec-08

Net loss before provision for income taxes	$(1,305,867)	$(813,987)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(2,536,429)	(1,457,228)
Allowance for recoverability	2,536,429	1,457,228
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$2,536,429	$1,457,228
Allowance for recoverability	(2,536,429)	(1,457,228)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal year
2028 and 2029 and may not be recoverable upon the purchase of the Company under current IRS statutes.

10.	Concentrations of Credit

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

11.	Class B Common Shares

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9C.F. There are 250,000,000 shares authorized and 20,000,000 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

12.	Subsequent Events

The Company has made a review of material subsequent events from December 31, 2009 through the date of this report and found no material subsequent events reportable during this period.

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

Results of Operations

Comparison of operating results for the three months ended March 31, 2010 and March 31, 2009:

The Company has no revenues through the date of this report.

General and administrative expenses were $786,712 compared to $304,172 for the same period a year ago. Consulting costs increased from $78,681 to $267,685 in the three months ended March 31, 2010 compared to the same period last year, which is mainly due to an increase  in investor and public relations costs. Administration costs increased from $200,096 in the three months ended March 31, 2009 to $505,331 for the three months ended March 31, 2010 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As a result of general and administrative costs, the Company experienced a loss from operations of $786,712 for the three months ended March 31, 2010, compared to loss from operations of $304,172 for the same period last year.

Interest expense loss decreased to $30,602 during the second three months of fiscal 2010 compared to -$54,475 the second three months of fiscal year 2010 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing rate price and is not hedged. The Company’s gain on the unhedged loan is $3,480 for the second three months of fiscal year 2010 compared to a loss of ($48,476) for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the second three months of fiscal year 2010 was $813,864 or $0.02 per share compared to a loss of $407,000, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2010 cash on hand was $209,295 as compared with $18,527 at September 30, 2009. During the first three months of fiscal year 2010, the Company used $120,933 for its operations.

At March 31, 2010, the Company had working capital of $209,295 compared to a working capital of $18,527 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at March 31, 2010 were $209,807 as compared to $19,557 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $2,889,729 at March 31, 2010 compared to a deficit of $2,602,692 at September 30, 2009. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $813,834 for the three months ended March 31, 2010 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As discussed in our January 22, 2010 press release, Robert Dultz, President, Chairman and CEO, and other members of the management and exploration team have been actively involved in correspondence, conference calls, site visits, meetings and review of USCorp’s proprietary data, with a variety of people representing more than 10 mining companies, including some contacts directly with their CEOs. The mining companies range in size from junior to major, and from regional to international in scope. These communications have as their object completing one or more of the following: debt or equity financing, the acquisition of USCorp, or creating a joint venture, merger, or other business combinations whose purpose is development of the Company’s California and Arizona properties by well-financed and highly experienced miners.

As of the date of this report, USCorp has  received several communications from an investment group based in Europe (and not affiliated with any prior European investment group that USCorp has entered into agreements with) to purchase up to 245,000,000 Class B non-voting Common shares via a private placement. Our Class B Common shares trade only outside of the U.S. These proposals  were not structured in a way that USCorp was willing to accept due to i) technical issues regarding the mechanics of transferring shares electronically from our transfer agent in the U.S. to the purchaser’s brokerage in Switzerland while simultaneously receiving payment (known as Delivery Versus Payment or “DVP), ii) certain rules and regulations that apply to U.S. based public corporations, but do not apply to foreign corporations, and iii) German exchange trading rules and regulations.

During these negotiations, USCorp agreed to sell 15,000,000 Class B Common shares to a Swiss Consulting company for US$0.03 per share. USCorp received US$100,000 with a promise to pay the balance of US$350,000 within 120 days.

Subsequently the parties determined it was not possible to structure the proposed purchase of up to 245,000,000 Class B Common shares under terms and conditions that were acceptable to both parties and it was agreed to unwind the purchase of the 15,000,000 shares. The Consulting company has informed USCorp it sold into the market in Germany 60,000 of the Class B Common shares in its possession, and USCorp has informed the Consulting company it has incurred US$30,000 in expenses.  As of the date of this report USCorp is in negotiations with the Consulting company to return 14,940,000 Class B Common shares and for USCorp to return US$70,000 to the Consulting company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first two quarters of fiscal year 2010, the Company issued 15,206,385 shares of common stock and received proceeds of $205,831; 2,620,372 shares were issued for services with a value of $130,981; and  1,175,000 Series A Preferred shares were converted to 9,400,000 Class A Common shares by officers and directors of the corporation.

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

During fiscal year 2010, the Company issued 8,634,063 options to purchase the company stock at two cents a share expiring in fiscal year 2011.

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

As a result of the failure to meet the commitments to fund USCorp operations in fiscal 2009 there has been substantial damage done to USCorp. During the first nine months of fiscal 2009 we were assured on several occasions that the funds were coming and we delayed seeking other sources of financing while providing the lender with requested due diligence documentation regarding USCorp, our properties, historical mining on those properties and our contemporary exploration efforts on those properties. In addition we were unable to complete the third phase of the Twin Peaks drilling program and therefore were unable to update our resource measurements, making it more difficult to obtain additional financing from other sources, and to complete permitting, causing the inability to pay the bullion loan when due. The bullion loan due date was extended and after January 31, 2010 it is extended on a day-to-day basis. We continue to pursue other sources of financing (see “Discussion of Financial Condition: Liquidity and Capital Resources” above).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period. Significant matters voted on were reported in our Form 10-K for period ending September 30, 2009 and our Form 10-Q for period ending December 31, 2009.

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
Dated: May 11, 2010