Form 10-Q
period 2010-06-30
USCORP
filed 2010-08-13
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010.
101,546,217 shares of Common Class A Stock and 20,000,000 shares of Common Class B Stock issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of June 30, 2010 and March 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the Three Months and Quarter Ended June 30, 2010 and March 31, 2009 and from Inception, May 1989 through June 30, 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 and March 31, 2009 and from Inception, May 1989 through June 30, 2010 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2010	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

PART I.  FINANCIAL INFORMATION
USCorp Inc.
(an Exploration Stage Company)
Balance Sheet
As of June 30, 2010 and September 30, 2009

	Unaudited
	30-Jun-10	30-Sep-09
ASSETS

Current assets:
Cash	$44,720	$18,527
Total current assets	$44,720	$18,527
Other assets:
Equipment- net	376	1,030
Total assets	$45,096	$19,557

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$8,497	$8,953
Gold bullion loan	2,401,486	1,786,025
Convertible debenture payable	690,787	249,955
Subscriptions payable	111,446	93,481
Total current liabilities	$3,212,216	$2,138,414
Convertible debenture payable	0	390,661
Due to officer	32,206	16,349

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 6,562,500 shares issued and outstanding at September 30, 2009 and 4,000,000 at June 30, 2010	8,327	8,327
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2009 and June 30, 2010, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2009 and 20,000,000* at June 30, 2010	20,000	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 74,319,460 shares at September 30, 2009 and 104,287,508 at June 30, 2010	$1,042,876	$743,195
Additional paid in capital	12,804,489	12,183,315
Accumulated deficit - exploration stage	(17,138,516)	(15,529,202)
Total shareholders' deficit	(3,291,151)	(2,602,692)

Total Liabilities & Shareholders' Deficit	$45,096	$19,557

See the notes to the financial statements.

*See Note 5

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Nine and Three Months Ended June 30, 2010 and June 30, 2009
and from Inception, May 1989 through June 30, 2009

	Unaudited	Unaudited	Unaudited	Unaudited
	9 Months	9 Months	3 Months	3 Months	Inception
	30-Jun-10	30-Jun-09	30-Jun-10	30-Jun-09	to Date
General and administrative expenses:
Consulting	$278,075	$183,644	$(53,719)	$20,240	$7,037,578
Administration	642,026	587,817	86,754	140,059	6,642,486
License expense	0	100	0	0	247,559
Professional fees	23,535	94,103	2,956	49,898	700,258
Total general & administrative expenses	943,636	865,664	35,991	210,197	14,627,881

Net loss from operations	$(943,636)	$(865,664)	$(35,991)	$(210,197)	$(14,627,881)

Other income (expenses):
Interest income	0	644	0	12	7,908
Interest expense	(78,793)	(171,938)	(13,185)	(46,515)	(1,010,762)

Gain (loss) on unhedged derivative	(586,885)	(28,105)	(254,271)	5,624	(1,507,781)

Net loss before provision for income taxes	$(1,609,314)	$(1,065,063)	$(303,447)	$(251,076)	$(17,138,516)

Provision for income taxes	0	0	0	0	0

Net loss	$(1,609,314)	$(1,065,063)	$(303,447)	$(251,076)	$(17,138,516)

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)	$(0.00)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	87,411,680	65,347,795	103,015,198	67,684,058

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Nine Months Ended June 30, 2010 and June 30, 2009
and from Inception, May 1989 through June 30, 2010

	Unaudited	Unaudited	Inception
	30-Jun-10	30-Jun-09	to Date
Operating Activities:
Net loss	$(1,609,314)	$(1,065,063)	$(17,138,516)
Adjustments to reconcile net income items not requiring the use of cash:
Consulting fees	515,460	59,771	5,100,253

Depreciation expense	654	1,882	17,179
Interest expense	78,793	171,938	947,143
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	586,885	28,105	1,507,781
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(502)	(15,499)	8,497
Net cash used by operations	$(428,024)	$(818,866)	$(6,508,198)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$405,395	$301,200	$4,629,971
Issuance of preferred stock	0	0	71,825
Issuance of common B stock	0	0	20,000
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received	32,965	0	111,446
Issuance of convertible notes	0	200,000	700,000
Advances received (paid) shareholder	15,857	0	32,206
Net cash provided by financing activities	454,217	501,200	6,570,473

Net increase (decrease) in cash during the period	$26,193	$(317,666)	$44,720

Cash balance at beginning of the fiscal year	18,527	327,945	0

Cash balance at June 30th	$44,720	$10,279	$44,720

Supplemental disclosures of cash flow information:
Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07

Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27

Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13

Conversion of preferred stock	26,626	266	6,401		6,667	$0.25

Issuance of convertible debt			56,000		56,000

Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03

Issued stock for services	845,064	8,451	53,939		62,390	$0.07

Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06

Conversion of Preferred A	400,000	4,000	(3,933)		67

Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	17,406,385	174,064	227,331		401,395	$0.02
Issued stock for services	2,961,663	29,617	146,336		175,953	$0.06
Exercise of warrants	200,000	2,000	2,000		4,000	$0.02
Issuance of warrants			339,507		339,507
Converted preferred A	9,400,000	94,000	(94,000)		0

Net loss for the period				(1,609,314)	(1,609,314)

Balance at June 30, 2010	104,287,508	$1,042,876	$12,804,489	$(17,138,516)	$(3,291,151)

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Month Ended June 30, 2010 and June 30, 2009

1.       Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company owns the mineral rights to 172 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 235 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

2.      Going Concern

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and continues to rely on financing and the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin production on our properties as warranted. An application for drilling on Twin Peaks Project was submitted to the Bureau of Land Management and approved; Phases 1 and 2 of our 3-phase drilling program have been completed. Applications have been prepared for the Picacho Salton Project and are being reviewed by the Bureau of Land Management; permits are expected soon. The following are excerpts from an email received by USCorp from the California Desert District BLM Office:

"…In the process of writing the decision record we will have to respond to every issue brought up by the tribe…From the look of things we might also amend some portions of the E.A. [Environmental Assessment] while resolving some of these issues. … I believe we will be through with this process soon..."

Other permits for commercial mining are being prepared and reviewed for submission to Federal, State and local authorities.

* USCorp plans to begin commercial scale operations on one or more of its properties as soon as all of the required permits and approvals have been granted and funding obtained. Due to the nature of the ore bodies of the Company’s current properties Management expects to begin commercial scale operations on our Picacho Salton Project first; then Management expects to begin commercial scale operations on the Twin Peaks Project.

* With adequate funding management intends to hire qualified and experienced personnel, including additional officers and directors, and mining specialists, professionals and consulting firms to advise management as needed to handle mining operations, acquisitions, mergers, joint ventures and other business combinations in order to fulfill our business plan regarding development of existing and future mineral resource properties.

* Form a strategic alliance of consultants, engineers, contractors and possibly joint venture partners with an information and communication network that allows the alliance to function effectively.

* Acquire additional properties and/or corporations with properties as subsidiaries to advance the company's growth plans or be acquired by a company that fulfills this.

* The company has uploaded proprietary information about the company and our properties to a secure section of our web site for the purpose of raising additional capital in order to continue our exploration and development efforts.

* At this time the Company has curtailed its exploration efforts and drilling program due to an insufficient amount of capital. USCorp filed its annual report on form 10-K for fiscal year ending 9-30-2009 and this filing is the third quarter fiscal 2010 Form 10-Q. If USCorp does not obtain sufficient funding to maintain its status as a fully reporting company trading on the OTC Bulletin Board, management may allow the company to become a pink sheet traded, non-reporting, public company. A Company will be delisted from the OTC Bulletin Board if or when it fails or voluntarily chooses to not make required filings with the SEC or voluntarily delists from the OTC Bulletin Board and then trades on the PinkSheets. Eliminating the cost associated with being a fully reporting company is the last cost cutting measure available to USCorp.

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

	6/30/2010	6/30/2009

Net loss before cumulative preferred dividend	$(1,609,314)	$(1,065,063)

Cumulative dividend preferred payable	(40,594)	(33,510)

Net loss to common shareholders	$(1,649,908)	$(1,098,573)

Weighted average	87,411,680	65,347,795

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$907,918
Fair value of loan	2,401,486

Life to date loss on unhedged underlying derivative	$(1,493,567)

5. Issuances of Common Stock and Preferred Stock

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

During fiscal year 2010, the Company issued 2,961,663 shares of its common stock to consultants for services rendered valued at the market price at the date of issuance.  The company record consulting expense of $175,953 as a result of the issuances.

During fiscal year 2010, the holders of the preferred A converted 1,175,000 preferred A into 9,400,000 shares of common stock.

During fiscal year 2010, the Company issued 15 million Class B common shares for $100,000 to a private Swiss corporation.  Subsequently the transaction was unwound; the purchaser returned 14.939,500 shares to the treasury stock of the Company and the Company returned $73,500 to the purchaser.  The Class B shares trade in Europe on the Deutche Boerse in Frankfurt, Munich, Berlin and Stuttgart (see note 10) and are non-trading in the U.S.

During fiscal year 2010, the Company issued 17,606,285 shares of common stock and received proceeds of $405,395.

6.Common Stock Options

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
During fiscal year 2010, the Company issued 9,734,063 options to purchase the company stock at two cents a share expiring in fiscal year 2011.

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

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder. As a result of the valuation, the Company recorded an expense of $339,507 is it statement of operations.
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

The following is a summary of common stock warrants outstanding at June 30, 2010:

		WgtdAvg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	6,954,637
Exercises	0
Expired	(3,200,000)

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	9,734,063
Exercises	(6,629,216)
Expired	(4,636,666)

Outstanding at June 30, 2010	7,959,484	$0.02	0.54

7. Convertible Debentures

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures were convertible into common stock at $0.125 per share.  The debentures had an interest rate of 5% and a maturity date from December 2009 to September 2010. During the fiscal year 2008, the holder of these debentures converted $900,000 of the debentures to 7,200,000 shares of common stock. The remaining $300,000 of 2007 debentures is convertible into common stock at $0.125 per share, matures in September 2010, and has an interest rate of 5%

In fiscal year 2008 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in March 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%. The Company recorded $56,000 to its stockholder equity as a result of this issuance and is amortizing the amount to interest expense over the life of the debenture.

In fiscal year 2009 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in April 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%. The Company recorded $3,000 to its stockholder equity as a result of this issuance and is amortizing the amount to interest expense over the life of the debenture.

The balance of the convertible debt at June 30, 2010 and September 30, 2009 is as follows:

	30-Jun-10	30-Sep-09

Convertible debt payable	$700,000	$700,000
Unamortized beneficial conversion feature	(9,213)	(59,384)

Net convertible debt payable	$690,787	$640,616

8.Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Jun-10	30-Jun-09

Net loss before provision for income taxes	$(1,609,314)	$(1,065,063)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(2,311,858)	(2,104,936)
Allowance for recoverability	2,311,858	2,104,936
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$2,311,858	$2,104,936
Allowance for recoverability	(2,311,858)	(2,104,936)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in fiscal year 2029 and 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

9. Concentrations of Credit

The Company continues to rely on the financial support of one creditor.  This creditor is the holder of the gold bullion promissory note discussed in Note 4 and the holder of the convertible debentures discussed in Note 8.  A withdrawal of support from this creditor would have a material adverse effect on the Company’s financial condition.

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

10. Class B Common Shares

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F, on the Berlin stock exchange under the symbol U9CB.BE, on the Munich stock exchange under the symbol U9CB.MU, and on the Stuttgart stock exchange under the symbol U9CB.SG. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading on any U.S. market.

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

Results of Operations

Comparison of operating results for the three months ended June 30, 2010 and June 30, 2009:

The Company has no revenues through the date of this report.

General and administrative expenses were $35,991 compared to $210,197 for the same period a year ago. Consulting costs decreased from $20,240 to -$53,719 in the three months ended June 30, 2010 compared to the same period last year, which is mainly due to a decrease  in investor and public relations costs, most of which were paid for with stock. Administration costs decreased from $140,059 in the three months ended June 30, 2009 to $86,754 for the three months ended June 30, 2010 due to decreased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As a result of general and administrative costs, the Company experienced a loss from operations of $35,991 for the three months ended June 30, 2010, compared to loss from operations of $210,997 for the same period last year.

Interest expense loss decreased to -$13,185 during the third three months of fiscal 2010 compared to -$46,515 the third three months of fiscal year 2010 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $254,271 for the third three months of fiscal year 2010 compared to a gain of $5,624 for the same period a year ago due to the change in the price of gold over the past year.

Net loss for thethird three months of fiscal year 2010 was $303,447 or $0.00 per share compared to a loss of $251,076, or $0.00 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2010 cash on hand was $44,720 as compared with $18,527 at September 30, 2009. During the first nine months of fiscal year 2010, the Company used $943,636 for its operations compared to $865,664 for the first nine months of fiscal 2009.

At June 30, 2010, the Company had working capital of $44,720 compared to a working capital of $18,527 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at June 30, 2010 were $45,096 as compared to $19,557 at September 30, 2009. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $3,291,151 at June 30, 2010 compared to a deficit of $2,602,692 at September 30, 2009. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $943,636 for the nine months ended June 30, 2010 due to costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As discussed in our January 22, 2010 press release, Robert Dultz, President, Chairman and CEO, and other members of the management and exploration team have been actively involved in correspondence, conference calls, site visits, meetings and review of USCorp’s proprietary data, with a variety of people representing various institutional funding organizations andvarious mining companies, including some contacts directly with their CEOs. The institutional funding organizations are international in scope and the mining companies range in size from junior to major, and from regional to international in scope. These communications have as their object completing one or more of the following: debt or equity financing, the acquisition of USCorp, or creating a joint venture, merger, or other business combinations whose purpose is development of the Company’s California and Arizona properties by well-financed and highly experienced miners.

USCorp  received several communications from an investment group based in Europe (and not affiliated with any prior European investment group that USCorp has entered into agreements with) to purchase up to 245,000,000 Class B non-voting Common shares via a private placement. Our Class B Common shares trade only outside of the U.S. These proposals  were not structured in a way that USCorp was willing to accept due to i) technical issues regarding the mechanics of transferring shares electronically from our transfer agent in the U.S. to the purchaser’s brokerage in Switzerland while simultaneously receiving payment (known as Delivery Versus Payment or “DVP), ii) certain rules and regulations that apply to U.S. based public corporations, but do not apply to foreign corporations, and iii) German exchange trading rules and regulations.

During these negotiations, USCorp agreed to sell 15,000,000 Class B Common shares to a Swiss Consulting company for US$0.03 per share. USCorp received US$100,000 with a promise to pay the balance of US$350,000 within 120 days.

Eventually the parties determined it was not possible to structure the proposed purchase of up to 245,000,000 Class B Common shares under terms and conditions that were acceptable to both parties and it was agreed to unwind the purchase of the 15,000,000 shares. The Consulting company has informed USCorp it sold into the market in Germany 60,500 of the Class B Common shares in its possession, and USCorp has informed the Consulting company it has incurred US$30,000 in expenses.  At the beginning of June, 2010 the transaction was unwound; the purchaser returned 14.939,500 shares to the treasury stock of the Company and the Company returned US$73,500 to the purchaser.  Our Class B shares trade in Europe on the Deutche Boerse in Frankfurt, Munich, Berlin and Stuttgart (see note 10 of the financial statement) and are non-trading in the U.S.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

The Company has received a Cease and Desist Order from Pennsylvania as a result of a single unauthorized phone call to a potential unaccredited investor contrary to the Company’s policy.  The Company has agreed to refrain from such solicitations within the State.  The final details of the Consent are currently being negotiated.

Item 1A. Risk Factors

Not Applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the first three quarters of fiscal year 2010, the Company issued 17,406.385 shares of common stock and received proceeds of $568,838; 2,961,663shares were issued for services with a value of $146.339; and 1,175,000 Series A Preferred shares were converted to 9,400,000 Class A Common shares by officers and directors of the corporation.

During the first three quarters of fiscal year 2010, the Company issued 15,655,336 options to buy its common stock to the purchasers of the common stock described above. The options expire in fiscal year 2011. Also during the first three quarters, 4,136,666options to purchase common stock expired unexercised.

As previously reported, in fiscal 2008 we received commitments to finance fiscal 2009 operations in the amount of $2.19 million. In the last quarter of fiscal 2008 and the last quarter of calendar 2008 the Company received $400,000 of the $2.19 million in commitments for fiscal 2009; however no additional payments were received, in breach of their agreement. We have no expectation the Company will receive the rest of the committed funds.

As a result of the failure to meet the commitments to fund USCorp operations in fiscal 2009 there has been substantial damage done to USCorp. During the first nine months of fiscal 2009 we were assured on several occasions that the funds were coming and we delayed seeking other sources of financing while providing the lender with requested due diligence documentation regarding USCorp, our properties, historical mining on those properties and our contemporary exploration efforts on those properties. In addition we were unable to complete the third phase of the Twin Peaks drilling program and therefore were unable to update our resource measurements, making it more difficult to obtain additional financing from other sources, and to complete drilling on our California properties, causing the inability to pay the bullion loan when due. The bullion loan due date was extended and after January 31, 2010 it is extended on a day-to-day basis. We continue to pursue other sources of financing (see “Discussion of Financial Condition: Liquidity and Capital Resources” above).

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period. Significant matters voted on were reported in our Form 10-K for period ending September 30, 2009 and our Form 10-Q for period ending .June 30, 2010

Item 5.Other Information.

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: August 13, 2010