Form 10-K
period 2010-09-30
USCORP
filed 2010-12-29
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP
(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of December 22, 2010, the value of such stock was $5,786,312. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on September 30, 2010: 135,955,389 shares. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on September 30, 2010: 5,060,500 shares.

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

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and holder of 141 unpatented lode mining claims by issuing 24,200,000 shares of Company Common Stock in exchange for all of the then issued and outstanding shares of USMetals. USMetals became a wholly owned subsidiary of the Company. Since being acquired by USCorp USMetals has added lode and placer claims for a total of 172 claims that we refer to as the Twin Peaks Project.

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) in Imperial County, California. Since being formed by USCorp Southwest has added additional claims for a total of 124 claims that we refer to as the Picacho Salton Project.

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

The Company, through its wholly-owned subsidiary, USMetals, owns 172 mining claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 124 mining claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

A. RECENT DEVELOPMENTS.

We have included in this discussion of Recent Developments quotes from recent press releases, without providing updating or clarifying statements within the quotations. Additional information, including updates and clarifications, if any, follow in subsequent paragraphs and in other sections of this Report.

In October 2009 we reported that, in order to facilitate ongoing negotiations with a number of mining companies, we had uploaded proprietary technical data to a secure website operated by Pandesa ShareVault for viewing by industry professionals. This data is now available on USCorp’s web site at uscorpnv.com. Access to the proprietary data is by invitation only after signing a confidentiality agreement and it is password protected. The information includes:

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

In December, 2009 members of management, representatives of Geological Support Services, Wondjina Research and Laguna Mountain Environmental along with representatives from the El Centro Office of the Bureau of Land Management (BLM) participated in a conference regarding our application to conduct exploratory drilling on our Picacho Salton Project in Imperial County, California. All remaining issues were thoroughly discussed along with the steps needed to address those issues in order for the BLM to approve the company’s mining plan of operations. It is USCorp’s belief, assuming no additional comments from the BLM, that the approval may be granted during 2011.

In January 2010 we announced the reelection of Robert Dultz as Chairman of the Board of Directors and a Director, Carl O’Baugh and Spencer Eubank to the Board of Directors and the election of Michelle Seibel and B. K. Simerson as directors. We also announced officers as follows: Robert Dultz, President CEO and Acting CFO; and Spencer Eubank as Secretary-Treasurer.

Also in January we released general information about contacts with principals regarding potential financing, joint-venture, merger, acquisition or other business combinations whose purpose is development of the Company’s California and Arizona properties by or with well-financed and highly experienced miners.

In February we began advanced negotiations with two entities. Those communications had as their object one or more of the following: equity and/or debt financing in the US and Europe with our Class A and/or Class B Common, joint-venture, merger, acquisition or other combinations whose purpose is development of USCorp’s California and Arizona properties and public markets by or with well-financed and highly experienced miners and financial entities.

In July we reported that in January, USCorp entered into discussions with a European entity, and some progress was made regarding a private placement of our Common Class B shares in Europe. USCorp was not able to release any information publically or privately regarding this transaction due to the ongoing nature of the discussions. During a spike up to 24 cents per share in March of our Class A shares in the U.S. they were not able to complete their commitment, leading to a mutually agreed termination of contract.

Recently the Proprietary Information about USCorp and technical information about our properties was moved to our web site and is now available, upon request at uscorpnv.com. This is the same body of information that was previously available on the Sharevault web site. Access to the proprietary data is by invitation only after signing a confidentiality agreement and it is password protected. The information includes:
•	Feasibility Studies and Technical Reports for Twin Peaks in Arizona, USA and Picacho Salton in California, USA, Historical Assays, Drill Logs and other documents from the late 1800s through 2009
•	Maps and photographs of our properties
•	Corporate Information and SEC filings
This information is technical in nature; it is intended for mining industry professionals and not the general public. Summaries and reports based on the proprietary information are available to the general public on our web site and in our filings with the Securities and Exchange Commission.
Meanwhile, in California we are in the final stages of obtaining approvals necessary to conduct our planned drilling program on our Picacho Salton Project. The Bureau of Land Management (BLM) has determined that all necessary studies and reports have been submitted and are complete. USCorp has entered the final step before the BLM grants approval of our Mining Plan of Operations for the Picacho site.
During the 30 day Comment Period, during which the public was offered an opportunity to voice concerns, the Quechan Tribe of Fort Yuma did object to our proposed drilling program in a letter dated 8 June 2010. The California BLM is currently working with the Quechan Tribe to resolve those objections. We have been assured by the BLM that resolution is progressing, although when resolution will come is not known.
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
USCorp has addressed the concerns of the Quechan Tribe and expects that approval of our California drilling program will attract the financing necessary to allow USCorp to complete the planned drilling program at the Picacho Salton Project in California.

In August we released and update that discussed Earlier in the month we filed our Report on Form 10-Q with the U.S. Securities and Exchange Commission (SEC) with financial statements for the period ending June 30, 2010, our fiscal third quarter. A link to the filing is on our web site: http://uscorpnv.com.We also paid the annual maintenance fee for our California and Arizona Claims. We filed 172 claims in Arizona and 124 claims in California. We reduced the number of claims filed in California and therefore our cost basis, by eliminating duplicate lode and placer claims that covered the same ground and correcting or eliminating overlapping claims. Our total acreage remains the same.

In California we are very close to obtaining approvals necessary to initiate our planned drilling program for our Picacho Salton Project. In Arizona the third and final phase of the Twin Peaks drilling program is designed and necessary to generate a report that meets industry measurement reporting standards. Without the third phase completed we cannot say much regarding the results of the first two phases, except to release assay results as we have done previously. Our current projections were made without including the results from the first two phases of the drilling program because of the need for the completion of the third phase.

We continue to discuss financing options with individuals and entities regarding potential acquisition, direct investment, joint-venture, and other business combinations. We have also begun discussions concerning expanding and strengthening our mining management team.

In September we announced that USCorp had signed a non-binding Letter of Intent (LOI) with a multinational Chinese agricultural conglomerate with over USD$700 million in annual revenues. The next step was to complete a definitive agreement spelling out terms and conditions including major financing for USCorp, which we reported in October, see below.

“We believe USCorp has shown itself to be a survivor in an era of economic difficulties that have left many investors whose investments in ‘safe’ or ‘conservative’ companies left them holding the bag, in some cases an empty bag. And in an era of disappearing juniors, forced out of business by the effects of the economy, USCorp is still around, kept alive by the efforts of our management team, working hard and spending frugally, as well as the efforts of our loyal shareholders and investors. USCorp has done what it said it would do, limited only by finances available to fulfill our business plan,” stated Robert Dultz, CEO of USCorp.

On September 29, 2010 a meeting of the shareholders was held without notice pursuant to the applicable provisions of the Nevada corporate statues and the bylaws of the corporation at which meeting a majority of the shares of the company were voted in person and by proxy. A summary of the matters submitted to the security holders follow. All items were approved by majority vote:

The terms and conditions of the Company’s Series A and Series B Preferred stock were amended to read as follows: that all issued and outstanding USCorp Preferred stock, when converted to Common A Stock shall be returned to the Treasury of Preferred Stock of the Company;

The nominations for fiscal 2011 directors by the shareholders were Robert Dultz, Director and Chairman, Spencer Eubank, Director, Michelle Seibel Director, and as outside directors Carl O’Baugh, and B. K. Simerson were approved and the individuals accepted their election to their respective positions;

The Officers of the corporation for fiscal 2011 were elected by the Board of Directors: Robert Dultz CEO, President and acting CFO; Spencer Eubank Secretary-Treasurer; and Michelle Siebel Assistant Secretary;

The purchase of Series A Preferred stock by Officers and Directors of the corporation at par value was authorized by the shareholders as follows: Robert Dultz 1.5 million; Spencer Eubank 500 thousand shares; Michelle Seibel 250 thousand shares; Carl O’Baugh 50 thousand shares and B. K. Simerson 50 thousand shares;

The release of proprietary corporate information, including information regarding the corporation’s properties, to select individuals and entities after acknowledging the confidentiality of that information for the purpose of fund raising, property development, joint-ventures, mergers and acquisitions, loans and other deal making activities was approved by the shareholders;

The re-negotiation of the “Gold Bullion Loan” and Convertible Debentures to gain an extension of time to repay these from the lenders was approved;

The Board was authorized to take whatever actions are deemed necessary by the Board to protect the corporation’s rights, through its subsidiaries to explore, develop and extract the minerals at the Twin Peaks Project property and the Picacho Salton Project property;

Spinning off the corporation’s subsidiaries, USMetals, Inc., and Southwest Resource Development, Inc. when and if deemed appropriate by the Board of Directors was authorized by the Shareholders;

The Shareholders authorized distribution to the corporation’s shareholders as a dividend of shares in USMetals, Inc., and Southwest Resource Development, Inc., at a rate of 1 subsidiary share for each 10 USCorp Common A, Common B, (Regulation S share which trade only offshore, at this time in Europe), and Series A and B Preferred shares (based on conversion rate) owned, or such other rate as may be determined by the Board, and to issue USMetals, Inc., and Southwest Resource Development, Inc. shares to warrant holders of USCorp warrants when they exercise their warrants, fractions to be rounded to the next highest full share;

The determination to implement or to not implement such spin-offs, at the discretion of the Board, when and if necessary, in order to protect the investments and rights of the shareholders as well as the ownership of said properties by USMetals, Inc., and Southwest Resource Development, Inc, was authorized by the shareholders;

The Shareholders authorized the Board to raise funds by selling stock via private placement or public offering in a manner, for prices and at times to be determined by the Board;

The formation of a joint venture entity and/or a joint venture with “the Chinese Conglomerate (“TCC“) according to the Joint Venture Agreement signed by USCorp and TCC when and if TCC fulfills the conditional terms and conditions of said agreement, namely funding of the joint venture was approved by the shareholders;

The shareholders authorized the Board to extend the final cut-off date of January 15, 2011 of the Joint Venture Agreement with TCC if it is deemed by the Board to be in the best interest of the Company and its shareholders to do so; and

The shareholders approved all prior actions of the Board of Directors during fiscal 2010.

In October we signed an Agreement to form a Joint Venture that will initially provide USD$25 million in loans and loan guarantees for development of USCorp’s mining properties. The Agreement also calls for raising USD$100 million publicly or privately.

In November we provided further details with regard to USCorp’s recently announced agreement to form a joint venture to fund up to $125 million to develop gold and silver properties.

USCorp has signed an agreement with a fully reporting public US company, which is the holding company of a major Chinese-based conglomerate with revenues in excess of $700 million (USD) annually, to form a joint venture to complete exploration and begin development of USCorp’s mining properties. The US company, holding Chinese assets, has requested confidentiality until the joint venture is funded with an initial $25 million, which must take place on or before January 15, 2011.

The agreement calls for USCorp to contribute to the joint venture the claims it presently owns in Arizona and California once the $25 million has been received by the joint venture. It is the responsibility of the US company, holding Chinese assets, to secure the $25 million in funding for the joint venture. If it does, then each entity will own 50 percent of the joint venture. In the event that the necessary initial funding is unable to be raised, the agreement provides that it will be cancelled and neither USCorp nor the Chinese partner will be obligated to perform under the Agreement. Initially the joint venture is expected to carry out the following:

* Completion of the drilling program at Twin Peaks in Arizona
* Initiating and completing of the drilling program at Picacho Salton in California
* Updating the mineralization estimates in the Company’s Technical Reports on both properties
* Completion of all engineering and permitting on the two projects
* Retirement of all existing debt
* Commencement of mining operations.

This newly-formed joint venture entity will seek to raise an additional $100 million (USD) to expand its asset base but no assurance can be given that either funding will be successful.

Upon the completion of the funding the claims will be transferred to the joint venture and the joint venture is expected to complete the drilling and development of the properties. Reports from previous drilling show significant gold and silver mineralization on the properties. This joint venture should enable completion of the drilling programs in Arizona and California and commercial development of these properties. USCorp’s Twin Peaks property in Yavapai County, Arizona is near to, and on the same fault zone as the world famous Freeport-McMoRan mine in Arizona. USCorp’s Picacho Salton Property, in California, is adjacent to both NewGold’s open pit gold mine and the Goldcorp claims group in Imperial County California.

This newly-formed joint venture entity will seek to raise an additional $100 million (USD) to expand its asset base but no assurance can be given that either funding will be successful.

As of the date of this report we are awaiting further information from the Chinese Conglomerate.

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

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals and its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties. The company has recently expanded the Twin Peaks Project to a total of 172 Lode and Placer claims.

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

Geological Support Services, LLC in 2007 completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property and Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified mineralized material on that property. During fiscal 2009 we completed Phase 1, Phase 2 and Phase 2.5 of a 3-phase drilling program. For a summary of the results of that drilling program please see “Recent Developments” in our Form 10-K for period ending September 30, 2009.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims. In 2007 this claims group was expanded to a total of 106 claims consisting of 22 placers and 84 lodes, on 4,600 acres, and in August 2008 it was again expanded to a total of 235 lode and placer claims called the Picacho Salton Project. In August 2010 the claims were consolidated in order to minimize overlapping claims to 124 lode and placer claims. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. All of the remaining claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 8 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 124 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified mineralized material on the Picacho Salton Project, The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan of Operations to drill to the Bureau of Land Management who completed their review of the Plan.

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

In 2008 we submitted a Mining Plan of Operations (MPO) to the Bureau of Land Management (BLM) to conduct a 3-phase drilling program. During fiscal 2010 we made progress toward gaining approval for our MPO (see “Recent Developments”)

Property descriptions, locations and nature of ownership.

Picacho Salton Project consisting of 124 Lode and Placer Claims in the Mesquite Mining District of Imperial County, California, U.S.A. The Claims group is situated on approximately 4,600 acres consisting of 124 lode and placer mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California (see maps below). Some of the most recently added property has common borders to Southwest’s other gold properties. Means of access to the property is by an unmarked private dirt road, south of Picacho State Park.

In Arizona the 172 unpatented lode and placer mining claims, covers 3,440 acres, which the Company refers to as the “Twin Peaks Project”. These claims are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

The Company, through its wholly owned subsidiaries, owns unpatented mining claims and pays an annual Maintenance Fee payment to the Bureau of Land Management (“BLM”) for each of its claims. Maintenance Fee payments of $140 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

In the Map below the boxed areas represent the approximate locations of the company’s Picacho Salton Project properties in the Mesquite Mining District of Imperial County, California.

The Picacho Salton claims are represented by the number “2” in the map below. The number “1” in the map below is the approximate location of our Twin Peaks Project claims.

Twin Peaks

Crosby Pat.
CE
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

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on approximately 4,600 acres covering 124 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project. The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us and work performed by experts under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has mineralized material on the Picacho Salton Project. The Company has completed archeological, environmental and ecological reports and submitted a mining plan of operations to the Bureau of Land Management who is currently reviewing the plan (see “Recent Developments”). There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

According to past geologic valuations the Crosby claims are within an area of banded gray schist that is surrounded by light-colored granite and intruded by pegmatite, rhyolite-porphyry, and basic dikes. The vein strikes N10E, and dips 25 to 30 degrees E, and attains a width of up to 18 inches in the old workings. Rich ore from the oxidized zone shows brecciated quartz with abundant cellular limonite. The gold is usually found associated with the oxidized iron minerals. The Hayes and Gloryhole claims are geologically similar to the Crosby claims, and the gold is also found in association with the oxidized iron minerals. Several structural zones appear to control the mineralization within the claim group. It can be considered that an alignment of a structural trend exists, with a bearing of about N2OE between the Hayes Mine and the Crosby Mine, with the Swiss Belle Mine at midway along the trend. Another structural zone which is expressed by a dike and is reported to run from the Santa Maria River to the base of Hayes Peak, has an average bearing of about N53W. The Hayes Shaft was sunk within this dike. The dike probably passes slightly west of the Gloryhole Mine and then intersects a N2OE structural zone near the base of Hayes Peak. A sample taken at this intersection assayed 1.167 oz/ton gold and 66.37 oz/ton silver. The structural zones seem to influence wide areas adjacent to them, which is confirmed by the voluminous number of favorable assays and also by the Very Low Frequency Electromagnetic survey. Cut off grade valuations were not performed.

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

The results of testing the samples has allowed us to plan the conceptual mine and milling plans, including flow-sheets that were used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. While the results were being evaluated we completed the collection of the archeological and environmental data necessary for further exploration, We submitted the Mining Plans of Operations and we received approvals. Phases 1, 2 and 2.5 of the 3-phase drilling plan have been completed. (see “Recent Developments”). We are seeking additional funding in order to complete the third phase of the drilling program that will allow new resource estimates to be formed based on new measurements.

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

Early Exploration Conducted and Valuations.

The Twin Peaks Project: Past geological studies indicate that beginning in 1981 a geologist performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (one of the claims in USMetals’ Twin Peaks Project). The geologist drilled 28 core drill holes on the Crosby Mine site. His report was based on 200-foot depth cores. This area was 18,519 cubic yards, or approximately 20,000 tons of mineralized material. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.

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

In 2007 we conducted additional exploration, testing; GPS locating, surveying and re-staking of all claims; adding a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Phase 1 testing being a wash and sedimentation gravity system with initial production capacity of 1000 tons per day ramping to 6000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity Separation and leaching. Although this study is based upon production of 6000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life has been estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

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

The Company anticipates that funding will be by equity or debt financing in the form of private placements, working interest joint venture, farm outs, sale or mergers, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported in Current Report on Form 8-K dated September 27, 2005, in addition to proceeds from a private placement and $1,200,000 in proceeds from convertible debentures. At the beginning of fiscal 2009 we received a commitment in the amount of $2.19 million to finance fiscal 2009 operations. During fiscal 2009 the Company received $400,000 of the $2.19 million in commitments for 2009. The December 2008 payment was not received. We believe that due to the 2008 global financial meltdown the Company did not receive the rest of the committed funds for 2009. We continue to pursue additional sources of financing. (see “Recent Developments”)

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

The Company is utilizing the services of Geological Support Services, LLC, and Wondjina Research Institute and Biozone, Inc., for exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this Annual Report. A summary of the qualifications of Geological Support Services, LLC follows:

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

USCorp expects to utilize “green” methods as much as possible beyond those required by existing environmental rules and regulations. We are exploring using wind and solar power to supplement our energy requirements; captured rainwater in order to reduce use of ground water and water that may have to be trucked in; solar powered conveyor belts to transport ore for processing, green fuels for vehicles, and other environment-friendly technologies that have been recently developed. USCorp principals have had preliminary discussions with international providers of such services that have been field testing the latest “green” technologies in African mines and other locations.

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

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers an Administrative Assistant, and occasional clerical help. Administrative and clerical employees were laid off at the beginning of May, 2009 and have not been re-hired.

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized as principal consultant and advisor: Geological Support Services, LLC under Robert Cameron, PhD; which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries; and a secondary consultant and advisor, Wondjina Research Institute under Rich Lundin which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries. Independent contractors include Harris Drilling and Boart Longyear Drilling.

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

Shares Eligible for Future Sale. A total of 135,955,389 shares of Voting Class A Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately 107,328,571 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC revised Rule 144, effective February 15, 2008, which shortens the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

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

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 29, 2010 a meeting of the shareholders was held without notice pursuant to the applicable provisions of the Nevada corporate statues and the bylaws of the corporation at which meeting a majority of the shares of the company were voted in person and by proxy. A summary of the matters submitted to the security holders follow. All items were approved by majority vote:

The terms and conditions of the Company’s Series A and Series B Preferred stock were amended to read as follows: that all issued and outstanding USCorp Preferred stock, when converted to Common A Stock shall be returned to the Treasury of Preferred Stock of the Company;

The nominations for fiscal 2011 directors by the shareholders were Robert Dultz, Director and Chairman, Spencer Eubank, Director, Michelle Seibel Director, and as outside directors Carl O’Baugh, and B. K. Simerson were approved and the individuals accepted their election to their respective positions;

The Officers of the corporation for fiscal 2011 were elected by the Board of Directors: Robert Dultz CEO, President and acting CFO; Spencer Eubank Secretary-Treasurer; and Michelle Siebel Assistant Secretary;

The purchase of Series A Preferred stock by Officers and Directors of the corporation at par value was authorized by the shareholders as follows: Robert Dultz 1.5 million; Spencer Eubank 500 thousand shares; Michelle Seibel 250 thousand shares; Carl O’Baugh 50 thousand shares and B. K. Simerson 50 thousand shares;

The release of proprietary corporate information, including information regarding the corporation’s properties, to select individuals and entities after acknowledging the confidentiality of that information for the purpose of fund raising, property development, joint-ventures, mergers and acquisitions, loans and other deal making activities was approved by the shareholders;

The re-negotiation of the “Gold Bullion Loan” and Convertible Debentures to gain an extension of time to repay these from the lenders was approved;

The Board was authorized to take whatever actions are deemed necessary by the Board to protect the corporation’s rights, through its subsidiaries to explore, develop and extract the minerals at the Twin Peaks Project property and the Picacho Salton Project property;

Spinning off the corporation’s subsidiaries, USMetals, Inc., and Southwest Resource Development, Inc. when and if deemed appropriate by the Board of Directors was authorized by the Shareholders;

The Shareholders authorized distribution to the corporation’s shareholders of shares in USMetals, Inc., and Southwest Resource Development, Inc., at a rate of 1 subsidiary share for each 10 USCorp Common A, Common B, (Regulation S shares which can trade anywhere outside of the U.S. and trade at this time in Europe), and Series A and B Preferred shares (our Preferred shares are not traded publically) (based on conversion rate) owned, or such other rate as may be determined by the Board, and to issue USMetals, Inc., and Southwest Resource Development, Inc. shares to warrant holders of USCorp warrants when they exercise their warrants, fractions to be rounded to the next highest full share;

The determination to implement or to not implement such spin-offs, at the discretion of the Board, when and if necessary, in order to protect the investments and rights of the shareholders as well as the ownership of said properties by USMetals, Inc., and Southwest Resource Development, Inc., was authorized by the shareholders;

The Shareholders authorized the Board to raise funds by selling stock via private placement or public offering in a manner, for prices and at times to be determined by the Board;

The formation of a joint venture entity and/or a joint venture with “the Chinese Conglomerate (“TCC“) according to the Joint Venture Agreement signed by USCorp and TCC when and if TCC fulfills the conditional terms and conditions of said agreement, namely funding of the joint venture was approved by the shareholders;

The shareholders authorized the Board to extend the final cut-off date of January 15, 2011 of the Joint Venture Agreement with TCC if it is deemed by the Board to be in the best interest of the Company and its shareholders to do so; and

The shareholders approved all prior actions of the Board of Directors during fiscal 2010.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s securities are quoted on the OTC Bulletin Board and as of December 27, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN # A0BLBB. As of May 11, 2006 USCorp’s Class B Non-Voting Common Shares have been included in the Deutche Borse Exchange trading within the Open Market (Freiverkehr) under the Symbol “U9C.F” and the WKN# is A0JEQQ.

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2008	0.11	0.05
Quarter ended March 31, 2009	0.09	0.04
Quarter ended June 30, 2009	0.08	0.04
Quarter ended September 30, 2009	0.08	0.04
Quarter ended December 31, 2009	0.07	0.03
Quarter ended March 31, 2010	0.22	0.02
Quarter ended June 30, 2010	0.07	0.03
Quarter ended September 30, 2010	0.07	0.02

On December 22, 2010 the reported closing price for the Company’s common stock was $0.05 per share; there were approximately 1,200 record holders of the Company’s shares.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company’s present or future ability to pay dividends. Further, there are no restrictions on any of the Company’s subsidiaries which would, in the future, adversely affect the Company’s ability to pay dividends to its shareholders. The Company desires to pay a dividend when in production, paid in gold out of profits from production.

Recent Sales of registered and unregistered securities.

During fiscal year 2010, the Company issued an aggregate of 8,778,566 shares of Class A common stock for services rendered.

During fiscal year 2010, the Company issued 31,680,386 shares of common stock and received proceeds of $743,494. Purchasers of the common stock also received the option to purchase an additional 104,244,579 shares of common stock at a weighted average price of $0.06 per share expiring in fiscal years 2011 and 2012.

During fiscal year 2010, the Company issued 8,778,566 shares of common stock to consultants for services received valued at $292,291.

During fiscal year 2010, 11,776,975 warrants were exercised and the Company issued 11,776,975 shares of common stock and received proceeds of $257,875.

During fiscal year 2010, holders of the preferred A convertible stock converted 1,175,000 shares of preferred A into 9,400,000 shares of common stock.

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2010, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 296 claims owned by the Company is $140 per claim for a total annual cost of $41,440.

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

In 2007 and 2008 we conducted exploration, testing, GPS surveying and re-staking of all claims, and completed Phases 1, 2 and 2.5 of a 3-phase drilling program; and in 2009 we added 36 claims to the group (see “Recent Developments”). In 2007 a feasibility study and technical report were prepared by Geological Support Services, LLC, which stated in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material]. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year, yielding an annual production of 34,748 oz. of gold and 126,000 oz. of silver the first year. Estimated mine life is 12.9 years. Production levels (and mine life) will increase as proven reserve amounts increase. The feasibility study assumes an economic base case, utilizing $600 per ounce gold and $12 per ounce silver. At such prices cash operating costs, including operating costs and initial sustaining capital are estimated at $250 dollars per ounce of gold. Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars.” As of December 22, 2010 gold is $1,390 per ounce and silver is $29.33 per ounce. We believe the production 2007 cost estimates are still valid.

The Company, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 124 unpatented lode and placer mining claims totaling approximately 4,600 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The majority or most of the exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precious metals.

In 2008 we conducted additional exploration, testing, GPS surveying and re-staking of all claims, and added a total of 77 claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing will be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1,000 tons per day ramping to 6,000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based on production of 6,000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life is estimated to be in excess of 20 years. The feasibility study assumes an economic base case utilizing a $600 per ounce gold price. At current fuel and labor prices, cash operating costs, including operating cost and sustaining capital are estimated to be $260 dollars per ounce of gold produced. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.” Additional reserves are expected to be developed, extending the maximum life of the mine. As of late December 2010 gold is $1,390 per ounce and silver is $29.33 per ounce. We believe the production 2008 cost estimates are still valid.

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

General and administrative expense for fiscal 2010 was $912,984 compared to $947,229 for last year, a decrease of approximately 4%. The main area of decrease was in administrative and professional fees, while consulting costs increased. Administration expenses decreased ($237,174 for fiscal 2010 compared to $492,179 last year). The decrease in administrative expenses was due to the decrease in salaries and space rental costs. Consulting costs increased from $342,847 in fiscal 2009 to $638,400; the increase was due primarily to the cost of developing funding sources and hiring clerical and professional help on an as-needed basis.

As a result of general and administrative costs, the Company experienced a net loss from operations of $912,984 for the year ended September 30, 2010 compared to loss from operations of $1,293,237 for the year ended September 30, 2009.

After interest expense in fiscal 2010 of $116,593, compared to $209,937 in the prior year, the Company realized a net loss for fiscal 2010 of $1,724,669 as compared to a net loss of $1,291,843 for the prior fiscal year. This loss translated into a loss of $.02 per share for fiscal 2010, compared to a loss of $.02 per share for fiscal 2009.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2010 cash on hand was $354,019 as compared with $18,527 at September 30, 2009. The Company received services in the aggregate amount of $292,291 through the issuance of additional 8,778,566 shares of common stock. See, “Recent Sales of Unregistered Securities” above.

The Company used these cash proceeds to pay for its business operations.

Total assets at September 30, 2010 were $354,395 as compared to $19,557 at September 30, 2009.

The Company’s total stockholders’ equity changed to -$3,023,322 at September 30, 2010 from -$2,602,692 at September 30, 2009. The increase in the deficit of total stockholders’ equity was due to the loss from operations and the issuance of shares for services rendered.

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

As of the date of this report the company intends to file its first quarter of fiscal 2011 report on form 10-Q for October 1, 2010 to December 31, 2010 with the SEC. In the event that enough additional money for operations is not received the Company may discontinue filing with the SEC due to the relatively high costs in terms of money and legal, accounting, clerical and administrative man-hours of preparing these reports and being a fully reporting company. In that event we expect our Class A common stock to be disqualified from trading on the OTCBB, and that in turn could disqualify our Class A and Class B shares from trading in Germany on the Deutche Boerse exchanges. We expect our Class A common shares would continue trading in the United States on the OTC Markets Pink Sheets.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2010, the Company's internal control over financial reporting is effective.

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
Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have completed the audit of the consolidated financial statements of USCorp as of September 30, 2010 and September 30, 2009 in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of USCorp at September 30, 2010 and September 30, 2009, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Donahue Associates LLC
Monmouth Beach, New Jersey
December 27, 2010

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2010 and September 30, 2009

	30-Sep-10	30-Sep-09
ASSETS

Current assets:
Cash	$354,019	$18,527
Total current assets	$354,019	$18,527

Other assets:
Equipment- net	376	1,030

Total assets	$354,395	$19,557

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$25,298	$8,953
Gold bullion loan	2,538,326	1,786,025
Convertible debenture payable	700,000	249,955
Subscriptions payable	0	93,481
Total current liabilities	$3,263,624	$2,138,414

Convertible debenture payable	0	390,661
Due to officer	40,170	16,349

Shareholders' deficit:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 10,000,000 shares authorized,
6,231,250 shares issued and outstanding at September 30, 2009
and 5,056,250 at September 30, 2010	5,365	8,327
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
141,687 outstanding at September 30, 2009 and September 30, 2010, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2009
and 5,060,500 at September 30, 2010	5,060	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 74,319,460 shares at September 30, 2009
and 135,955,389 at September 30, 2010	$1,359,555	$743,195
Additional paid in capital	12,870,994	12,183,315
Accumulated deficit - exploration stage	(17,253,871)	(15,529,202)
Total shareholders' deficit	(3,023,322)	(2,602,692)

Total Liabilities & Shareholders' Deficit	$354,395	$19,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2010 and September 30, 2009
and from Inception, May 1989 through September 30, 2010

			Inception
	30-Sep-10	30-Sep-09	to Date
General and administrative expenses:
Consulting	$638,400	$342,847	$7,397,903
Administration	237,174	492,179	6,237,634
License expense	0	100	247,559
Professional fees	37,410	112,103	714,133
Total general & administrative expenses	912,984	947,229	14,597,229

Net loss from operations	$(912,984)	$(947,229)	$(14,597,229)

Other income (expenses):
Interest income	0	644	7,908
Interest expense	(116,593)	(209,937)	(1,048,562)
Gain (loss) on unhedged derivative	(695,092)	(136,715)	(1,615,988)

Net loss before provision for income taxes	$(1,724,669)	$(1,293,237)	$(17,253,871)

Provision for income taxes	0	0	0

Net loss	$(1,724,669)	$(1,293,237)	$(17,253,871)

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	92,355,392	66,685,586

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2010 and September, 30, 2009
and from Inception, May 1989 through September 30, 2010

			Inception
	30-Sep-10	30-Sep-09	to Date
Operating Activities:
Net loss	$(1,724,669)	$(1,293,237)	$(17,253,871)
Adjustments to reconcile net income items
not requiring the use of cash:

Consulting fees	302,670	62,390	4,887,463
Depreciation expense	654	2,160	17,179
Interest expense	116,593	209,937	984,989
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	695,092	136,715	1,615,988
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	16,345	(166,070)	25,298
Net cash used by operations	$(593,315)	$(1,048,105)	$(6,673,489)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$1,001,369	$427,463	$5,225,945
Issuance of preferred stock	0	1,394	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	(96,383)	93,481	0
Issuance of convertible notes	0	200,000	700,000
Advances received (paid) shareholder	23,821	16,349	40,170
Net cash provided by financing activities	928,807	738,687	7,045,063

Net increase (decrease) in cash during the period	$335,492	$(309,418)	$354,019

Cash balance at beginning of the fiscal year	18,527	327,945	0

Cash balance at September 30th	$354,019	$18,527	$354,019

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000
Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	31,680,388	316,804	426,690		743,494	$0.02
Issued stock & warrants for services	8,778,566	87,786	214,884		302,670	$0.03
Exercise of warrants	11,776,975	117,770	140,105		257,875	$0.02
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(1,724,669)	(1,724,669)

Balance at September 30, 2010	135,955,389	$1,359,555	$12,870,994	$(17,253,871)	$(3,023,322)

*- Prices adjusted for stock splits.

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2010 and September 30, 2009

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company, through its subsidiary, owns the mineral rights to 172 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 124 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

The Company has no revenues to date and has defined itself as an “exploration stage” company.

Exploration Stage Company- the Company has no operations or revenues since its inception and therefore qualifies for treatment as an Exploration Stage company as per the accounting guidance.  Financial transactions are accounted for as per generally accepted accounted principles.  Costs incurred during the development stage are accumulated in “accumulated deficit- exploration stage” and are reported in the Stockholders’ Deficit section of the balance sheet.

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

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from tax years 2006 to 2009 are subject to IRS audit.

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

Recent Accounting Pronouncements-In July 2010, new guidance was introduced which would increase disclosures regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. In addition, the guidance would require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The adoption of this guidance will not have an impact on the consolidated financial statements.

2.	Going Concern

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern.  However, the Company has incurred significant losses since its inception and has no revenues and continues to rely on the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

* Continue fundraising efforts including joint-venture, merger, acquisition or other business combinations whose purpose is development of the Company’s California and Arizona properties by or with well-financed and highly experienced miners.

* Complete exploration and begin production on our properties as warranted. Phases 1 and 2 of our 3-phase drilling program have been completed. The California Desert District BLM Office has completed review of our application and we are awaiting approval. Other permits for commercial mining are being prepared and reviewed for submission to Federal, State and local authorities.

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

* Form a strategic alliance of consultants, engineers, contractors and joint venture partners with an information and communication network that allows the alliance to function effectively.

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

* USCorp may choose to voluntarily delist from the OTC Bulletin Board and then trade on the OTC Markets PinkSheets.

3. Concentrations of Credit

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

4. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2010 and September 30, 2009.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. In September 2007, the holder of the promissory note agreed to extend the maturity date of the note to September 2009.  In September 2009, the holder of the promissory note extended the maturity date to January 2010 at the previous terms, and is extending the maturity date on an informal ongoing basis. The loan is currently in default however, the Company continues to calculate the loan at fair value.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$922,338
Fair value of loan	2,538,326

Life to date loss on unhedged underlying derivative	$(1,615,988)

6. Convertible Debentures

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures were convertible into common stock at $0.125 per share.  The debentures had an interest rate of 5% and a maturity date from December 2009 to September 2010. During the fiscal year 2008, the holder of these debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.  The remaining $300,000 of 2007 debentures is convertible into common stock at $0.125 per share, matured in September 2010, and has an interest rate of 5%

In fiscal year 2008 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in March 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%.

In fiscal year 2009 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in April 2010, is exercisable into common stock at $0.125 per share, and has an interest rate of 4%.

All of the debentures are currently in default and the holders are extending the maturity date on an informal ongoing basis.  The Company ceases recording an interest expense on the debentures at the date of the maturity of the debenture.

The balance of the convertible debt at September 30, 2010 and September 30, 2009 is as follows:

	30-Sep-10	30-Sep-09

Convertible debt payable	$700,000	$700,000
Unamortized beneficial conversion feature	0	(59,384)

Net convertible debt payable	$700,000	$640,616

7. Issuances of Common Stock

During fiscal year 2009, the Company issued 12,261,765 shares of common stock and received proceeds of $427,463. Purchasers of the common stock also received the option to purchase an additional 5,354,637 shares of common stock at $0.03 per share expiring in fiscal year 2010.

During fiscal year 2009, the Company issued 845,064 shares of common stock to consultants for services received valued at $62,390.  In addition, the Company issued 200,000 shares of common stock to settle a lawsuit against the Company by a former consultant.  These shares were valued at $12,000 and recorded in the consolidated financial statements.

In September 2009, a holder of the preferred A convertible stock converted 50,000 shares of preferred A into 400,000 shares of common stock.  Also in September 2009, the Company issued 1,393,750 preferred A shares and received proceeds of $1,394.

During fiscal year 2010, the Company issued 31,680,386 shares of common stock and received proceeds of $743,494. Purchasers of the common stock also received the option to purchase an additional 104,244,579 shares of common stock at a weighted average price of $0.06 per share expiring in fiscal years 2011 and 2012.

During fiscal year 2010, the Company issued 8,778,566 shares of common stock to consultants for services received valued at $292,291.

During fiscal year 2010, 11,776,975 warrants were exercised and the Company issued 11,776,975 shares of common stock and received proceeds of $257,875.

During fiscal year 2010, holders of the preferred A convertible stock converted 1,175,000 shares of preferred A into 9,400,000 shares of common stock.

8. Common Stock Warrants

During fiscal years 2009 and 2010, the Company issued 5,354,637 and 104,244,579, respectively, warrants to purchase common stock at weighted average exercise price of $0.03 and $0.06 per share, respectively. These warrants were issued to the purchasers of common stock discussed in Note 5.

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

	2010	2009

Dividend yield	0.00%	0.00%
Risk free interest rate	1.00%	0.50%
Volatility	25.00%	39.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

During fiscal year 2009, the Company issued 3,200,000 warrants exercisable at $.40 per share to the convertible debenture holders discussed in Note 9 and the holders of the gold bullion promissory note discussed in Note 4. These warrants expired worthless at the beginning of end of fiscal year 2009.

During fiscal year 2010, the Company issued 439,484 warrants to consultants for services rendered.  The warrants are exercisable at $0.02 per share and expire in fiscal years 2011 and 2012. As a result of the issue, the Company recorded and expense of $10,379 in the consolidated statement of operations.

The following is a summary of common stock warrants outstanding at September 30, 2010:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2008	5,736,666	$0.40	1.01

Issues	6,954,637
Exercises	0
Expired	(3,200,000)

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	104,684,063
Exercises	(11,776,975)
Expired	(1,818,907)

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

9. Stock Incentive Plan

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

10. Class B Common Shares

The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading in the U.S.

11. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Sep-10	30-Sep-09

Net loss before provision for income taxes	$(1,724,669)	$(1,293,237)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	3,015,186	(2,205,332)
Allowance for recoverability	(3,015,186)	2,205,332
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$3,015,186	$2,205,332
Allowance for recoverability	(3,015,186)	(2,205,332)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in fiscal years 2011 to 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

12. Net Loss per Share

The Company applies ASC 260, “Earnings per Share” to calculate loss per share. In accordance with ASC 260, basic net loss per share has been computed based on the weighted average of common shares outstanding during the years, adjusted for the financial instruments outstanding that are convertible into common stock during the years. The effects of the common stock options and the debentures convertible into shares of common stock, however, have been excluded from the calculation of loss per share because their inclusion would be anti-dilutive. Net loss per share is computed as follows:

	30-Sep-10	30-Sep-09

Net loss before cumulative preferred dividend	$(1,724,669)	$(1,293,237)

Cumulative dividend preferred payable	(42,380)	(35,296)

Net loss to common shareholders	$(1,767,049)	$(1,328,533)

Weighted average	92,355,392	66,685,586

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

13. Subsequent Events

Between October 1, 2010 and December 27, 2010, the Company issued 9,861,233 shares of common stock and received proceeds of $236,000. Purchasers of the common stock also received the option to purchase an additional 24,299,999 shares of common stock at a weighted average price of $0.156 per share expiring in fiscal years 2011 and 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.

Item 9B. Other Information

In October 2004 the shareholders approved a new class of Common Stock, 250,000,000 shares of $.001 par value Series B Common Stock. Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series “Class B” of $.001 par value common stock in the amount of 250,000,000 shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Name	Age	Position Held
Robert Dultz	69	Chief Executive Officer, acting CFO, President and a Director and Chairman of the Board of Directors
Spencer Eubank	59	Secretary, Treasurer and a Director
Carl W. O’Baugh	79	Director
B. Keith Simerson	45	Director
Michelle Seibel	43	Director

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

Spencer Eubank, is Secretary, Treasurer and Director of the Company. Mr. Eubank has an 19-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank has served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (January 1996 to March 1998), and Pla.Net.Com, Inc. (February 1997 to July 1999). Mr. Eubank is the owner of an independent research and consulting service. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2010 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year, USCorp’s officers devoted their full time to the affairs of USCorp. As reported in previous filings with the SEC by the Company, they did not receive monetary compensation for their services as officers; however, USCorp’s officers and directors have received shares of the Company’s Series A Preferred stock in consideration of their agreement to serve. USCorp’s Chairman, President and CEO, Robert Dultz, devoted his full time to the affairs of USCorp, received compensation through May, 2009. During 2009 and 2010 Mr. Dultz loaned, without interest, operating funds to USCorp. Mr. Dultz may receive cash, stock or a combination thereof in repayment of his loans and in compensation for his full time efforts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of September 30__, 2010. Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of September 30, 2010, there were 135,955,389 shares of Class A Common Stock issued and outstanding.

Name and	Class A	Series A		Percentage
Address of	Common	Preferred		of
Beneficial	Voting	Voting*	Total	Voting
Owner	Ownership	Ownership	Votes	Ownership

Robert Dultz c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	18,122,925	5,750,000	64,122,925	47.16%

Spencer Eubank c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	1,619,980	500,000	5,619,980	4.13%

Carl O’Baugh c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	426,250	50,000	826,250	0.61%

B. Keith Simerson c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102		56,250	450,000	0.33%

Michelle Seibel
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	60,000	250,000	2,060,000	1.52%

Officers, Directors and Affiliates as a group (5 individuals)	20,229,155	6,606,250	73,079,155	53.75%
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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC for the reports covering fiscal 2009 and 2010 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2009 and September 30, 2010 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $9,700 for fiscal 2009 and $10,700 for audit and quarterly review of interim financial statements filed on Form 10-Q, respectively, during fiscal 2010.

Audit-Related Fees

Donahue Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Donahue Associates, LLC has provided professional services for tax compliance, tax advice and tax planning in the amount of $450 during fiscal 2010.

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

USCORP.

Dated: December 28, 2010	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	December 28, 2010
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	December 28, 2010
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	December 28, 2010
Carl O’Baugh

/s/ B. Keith Simerson	Director	December 28, 2010
B. Keith Simerson

/s/ Michelle Seibel	Director	December 28, 2010
Michelle Seibel