Form 10-K/A
period 2010-09-30
USCORP
filed 2011-01-18
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Common Shares, $0.01 Par Value

Indicate by check mark whether the Company (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of The Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

Subsequent to the issuance of the financial statements for the fiscal years ended September 30, 2010 and September 30, 2009, management discovered that an incorrect statement had been filed instead of the finalized report.  The original Annual Report on Form 10-K we filed incorrectly valued the Gold Bullion Loan.  The following indicates those accounts in the consolidated balance sheets and the consolidated income statements affected by the restatement.

	As Reported	As Restated
Total shareholder deficit	$3,263,624	$3,742,139
Net loss	$(1,724,669)	$(2,203,184)

FORM 10-K/A
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

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) in Imperial County, California. Since being formed by USCorp Southwest has added additional claims for a total of 162 claims that we refer to as the Picacho Salton Project.

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

The Company, through its wholly-owned subsidiary, USMetals, owns 172 mining claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 162 mining claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

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

In August we released and update that discussed Earlier in the month we filed our Report on Form 10-Q with the U.S. Securities and Exchange Commission (SEC) with financial statements for the period ending June 30, 2010, our fiscal third quarter. A link to the filing is on our web site: http://uscorpnv.com.We also paid the annual maintenance fee for our California and Arizona Claims. We filed 172 claims in Arizona and 162 claims in California. We reduced the number of claims filed in California and therefore our cost basis, by eliminating duplicate lode and placer claims that covered the same ground and correcting or eliminating overlapping claims. Our total acreage remains the same.

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

Geological Support Services, LLC in 2007 completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property and Geological Support Services, LLC also completed a feasibility study on of the Picacho Salton Project that identified mineralized material on that property. During fiscal 2009 we completed Phase 1, Phase 2 and Phase 2.5 of a 3-phase drilling program. For a summary of the results of that drilling program please see “Recent Developments” in our Form 10-K/A for period ending September 30, 2009.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) formerly known as the Chocolate Mountain Region Claims and the Picacho Area Claims. In 2007 this claims group was expanded to a total of 106 claims consisting of 22 placers and 84 lodes, on 5,760 acres, and in August 2008 it was again expanded to a total of 235 lode and placer claims called the Picacho Salton Project. In 2010 the claims were consolidated in order to minimize overlapping claims to 162 lode and placer claims. The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. All of the remaining claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 8 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 162 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. Geological Support Services, LLC has completed a feasibility study that identified mineralized material on the Picacho Salton Project, The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan of Operations to drill to the Bureau of Land Management who completed their review of the Plan.

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

Picacho Salton Project consisting of 162 Lode and Placer Claims in the Mesquite Mining District of Imperial County, California, U.S.A. The Claims group is situated on approximately 5,760 acres consisting of 162 lode and placer mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California (see maps below). Some of the most recently added property has common borders to Southwest’s other gold properties. Means of access to the property is by an unmarked private dirt road, south of Picacho State Park.

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

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on approximately 5,760 acres covering 162 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project. The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us and work performed by experts under prior ownership in support of our early reports of the presence of gold and silver on the property. Geological Support Services, LLC recently completed a feasibility study that has mineralized material on the Picacho Salton Project. The Company has completed archeological, environmental and ecological reports and submitted a mining plan of operations to the Bureau of Land Management who is currently reviewing the plan (see “Recent Developments”). There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

Risks Inherent In Exploration and Mining Operations.Mineral exploration is highly speculative and capital intensive. Most exploration efforts are not successful, in that they do not result in the discovery of mineralization of sufficient quantity or quality to be profitably mined. The Company’s Mining Claims are also indirectly subject to all hazards and risks normally incidental to developing and operating mining properties. These risks include insufficient ore reserves, fluctuations in production costs that may make mining of reserves uneconomic; significant environmental and other regulatory restrictions; and the risks of injury to persons, property or the environment. In particular, the profitability of gold mining operations is directly related to the price of gold. The price of gold fluctuates widely and is affected by numerous factors that are beyond the control of any mining company. These factors include expectations with respect to the rate of inflation, the exchange rates of the dollar and other currencies, interest rates, global or regional political, economic or banking crises, and a number of other factors. If the price of gold should drop dramatically, the value of the Mining Claims could also drop dramatically, and the Company might then be unable to recover its investment in those interests or properties. Selection of a property for exploration or development; the determination to construct a mine and to place it into production, and the dedication of funds necessary to achieve such purposes, are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can drastically affect the economics of a mine. The volatility of gold prices represents a substantial risk, generally, which no amount of planning or technical expertise can eliminate.

Uncertainty of Reserves and Mineralization Estimates.There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond The Company’s control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precious metals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

Environmental Risks.Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to The Company (or to other companies within the gold industry) at a reasonable price. To the extent The Company becomes subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available and could have a material adverse effect on The Company. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

Proposed Federal Legislation.Beginning in the 1990s, the U.S. Congress adopted revisions of the General Mining Law of 1872, which governs the creation of mining claims and related activities on Federal public lands in the United States. Similarly, the U. S. Congress and the Clinton Administration eliminated the U.S. Bureau of Mines, which was the agency responsible for gathering and maintaining data on mines throughout the United States. Beyond changes to the existing laws, the Congress or the Bush Administration, or the incoming Obama Administration may propose or adopt new laws; any such revisions could also impair USMetals’ and Southwest’s ability to develop, in the future, any mineral prospects that are located on unpatented mining claims on Federal lands.

Title to Properties.The validity of unpatented mining claims, which constitute all of The Company’s property holdings, is often uncertain and such validity is always subject to contest. Unpatented mining claims are unique property interests and are generally considered subject to greater title risks than patented mining claims, or other real property interests that are owned in fee simple. The Company has not filed any patent applications for any of its properties that are located on Federal public lands in the United States, (specifically, in the States of Arizona and California), and, under changes to the General Mining Law, patents may not be available for such properties. Although management believes it has taken requisite action to acquire satisfactory title to its undeveloped properties, it does not intend to go to the expense to obtain title opinions until financing is secured to develop the property, with the attendant risk that title to some properties, particularly title to undeveloped properties, may be defective.

Competition.There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than The Company. In addition, the Company will compete with other firms in its efforts to obtain financing to explore and develop mineral properties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s principal executive offices are located at 4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102 and its telephone number is (702) 933-4034

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

The nominations for fiscal 2011 directors by the shareholders were Robert Dultz, Director and Chairman, Spencer Eubank, Director, Michelle Seibel, Director, and as outside directors Carl O’Baugh, and B. K. Simerson were approved and the individuals accepted their election to their respective positions;

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

PART II

ITEM 5.MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

ITEM 6.SELECTED FINANCIAL DATA.

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

The Company, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 162 unpatented lode and placer mining claims totaling approximately 5,760 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The majority or most of the exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precious metals.

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

Off Balance Sheet Arrangements

None

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

Donahue Associates LLC
Monmouth Beach, New Jersey
January 14, 2011

USCorp
(an Exploration Stage Company)
Balance Sheet
As of September 30, 2010 and September 30, 2009

	30-Sep-10	30-Sep-09

ASSETS

Current assets:
Cash	$354,019	$18,527
Total current assets	$354,019	$18,527

Other assets:
Equipment- net	376	1,030

Total assets	$354,395	$19,557

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$25,298	$8,953
Gold bullion loan	3,016,841	1,786,025
Convertible debenture payable	700,000	249,955
Subscriptions payable	0	93,481
Total current liabilities	$3,742,139	$2,138,414

Convertible debenture payable	0	390,661
Due to officer	40,170	16,349

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 6,231,250 shares issued and outstanding at September 30, 2009 and 5,056,250 at September 30, 2010	5,365	8,327
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2009 and September 30, 2010, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2009 and 5,060,500 at September 30, 2010	5,060	5,000
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 74,319,460 shares at September 30, 2009 and 135,955,389 at September 30, 2010	$1,359,555	$743,195
Additional paid in capital	12,870,994	12,183,315
Accumulated deficit - exploration stage	(17,732,386)	(15,529,202)
Total shareholders' deficit	(3,501,837)	(2,602,692)

Total Liabilities & Shareholders' Deficit	$354,395	$19,557

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Years Ended September 30, 2010 and September 30, 2009
and from Inception, May 1989 through September 30, 2010

			Inception
	30-Sep-10	30-Sep-09	to Date
General and administrative expenses:
Consulting	$638,400	$342,847	$7,397,903
Administration	237,174	492,179	6,237,634
License expense	0	100	247,559
Professional fees	37,410	112,103	714,133
Total general & administrative expenses	912,984	947,229	14,597,229

Net loss from operations	$(912,984)	$(947,229)	$(14,597,229)

Other income (expenses):
Interest income	0	644	7,908
Interest expense	(116,593)	(209,937)	(1,048,562)
Gain (loss) on unhedged derivative	(1,173,607)	(136,715)	(2,094,503)

Net loss before provision for income taxes	$(2,203,184)	$(1,293,237)	$(17,732,386)

Provision for income taxes	0	0	0

Net loss	$(2,203,184)	$(1,293,237)	$(17,732,386)

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	92,355,392	66,685,586

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Years Ended September 30, 2010 and September, 30, 2009
and from Inception, May 1989 through September 30, 2010

			Inception
	30-Sep-10	30-Sep-09	to Date
Operating Activities:
Net loss	$(2,203,184)	$(1,293,237)	$(17,732,386)
Adjustments to reconcile net income items not requiring the use of cash:

Consulting fees	302,670	62,390	4,887,463
Depreciation expense	654	2,160	17,179
Interest expense	116,593	209,937	984,989
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	1,173,607	136,715	2,094,503
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	16,345	(166,070)	25,298
Net cash used by operations	$(593,315)	$(1,048,105)	$(6,673,489)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$1,001,369	$427,463	$5,225,945
Issuance of preferred stock	0	1,394	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	(96,383)	93,481	0
Issuance of convertible notes	0	200,000	700,000
Advances received (paid) shareholder	23,821	16,349	40,170
Net cash provided by financing activities	928,807	738,687	7,045,063

Net increase (decrease) in cash during the period	$335,492	$(309,418)	$354,019

Cash balance at beginning of the fiscal year	18,527	327,945	0

Cash balance at September 30th	$354,019	$18,527	$354,019

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	31,680,388	316,804	426,690		743,494	$0.02
Issued stock & warrants for services	8,778,566	87,786	214,884		302,670	$0.03
Exercise of warrants	11,776,975	117,770	140,105		257,875	$0.02
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	$1,359,555	$12,870,994	$(17,732,386)	$(3,501,837)

*- Price adjusted for stock splits

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

The Company, through its subsidiary, owns the mineral rights to 172 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 162 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$922,338
Fair value of loan	3,016,841

Life to date loss on unhedged underlying derivative	$(2,094,503)

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

All of the debentures are currently in default and the holders are extending the maturity date on an informal ongoing basis.  The Company ceases recording an interest expense on the debentures at the date of the maturity of the debenture. Each debenture is exercisable into common stock at $0.125 per share.

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

8.Common Stock Warrants

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

11.Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Sep-10	30-Sep-09

Net loss before provision for income taxes	$(2,203,184)	$(1,293,237)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	3,225,733	(2,205,332)
Allowance for recoverability	(3,225,733)	2,205,332
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$3,225,733	$2,205,332
Allowance for recoverability	(3,225,733)	(2,205,332)
Deferred tax benefit	$0	$0

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

	30-Sep-10	30-Sep-09

Net loss before cumulative preferred dividend	$(2,203,184)	$(1,293,237)

Cumulative dividend preferred payable	(42,380)	(35,296)

Net loss to common shareholders	$(2,245,564)	$(1,328,533)

Weighted average	92,355,392	66,685,586

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

13. Subsequent Events

Between October 1, 2010 and December 27, 2010, the Company issued 9,861,233 shares of common stock and received proceeds of $236,000. Purchasers of the common stock also received the option to purchase an additional 24,299,999 shares of common stock at a weighted average price of $0.156 per share expiring in fiscal years 2011 and 2012.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

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

Spencer Eubank,is Secretary, Treasurer and Director of the Company. Mr. Eubank has an 19-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank has served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (January 1996 to March 1998), and Pla.Net.Com, Inc. (February 1997 to July 1999). Mr. Eubank is the owner of an independent research and consulting service. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has an over 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of a prior corporate owner of the Twin Peaks claims. Former President of Golconda Gems, Inc, a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico.Extensive knowledge and experience of gems, minerals and metals. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

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

USCORP.

Dated: January 18, 2011	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	January 18, 2011
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	January 18, 2011
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	January 18, 2011
Carl O’Baugh

/s/ B. Keith Simerson	Director	January 18, 2011
B. Keith Simerson

/s/ Michelle Seibel	Director	January 18, 2011
Michelle Seibel