Form 10-Q
period 2010-12-31
USCORP
filed 2011-02-18
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
or

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

[Missing Graphic Reference]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2010.
153,819,222 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009 (unaudited)	3

Consolidated Statements of Operations for the Three Months and Quarter Ended December 31, 2010 and December 31, 2009 and from Inception, May 1989 through December 31, 2010 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and December 31, 2009 and from Inception, May 1989 through December 31, 2010 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2010	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

PART I.  FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
As of December 31, 2010 and September 30, 2010

	Unaudited
ASSETS	31-Dec-10	30-Sep-10

Current assets:
Cash	$390,460	$354,019
Total current assets	$390,460	$354,019

Other assets:
Equipment- net	100	376

Total assets	$390,560	$354,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$14,707	$25,298
Gold bullion loan	3,245,135	3,016,841
Convertible debenture payable	700,000	700,000
Subscriptions payable	0	0
Total current liabilities	$3,959,842	$3,742,139

Due to officer	27,114	40,170

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common;
par value $0.001, 10,000,000 shares authorized,
5,056,250 shares issued and outstanding at September 30, 2010
and 4,056,250 at December 31, 2010	4,304	5,365
Series B preferred stock, one share convertible to two shares of common;
10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized,
141,687 outstanding at September 30, 2010 and December 31, 2010, stated value; $0.50	63,498	63,498
Common stock B: $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2010
and 5,060,500 at December 31, 2010	5,060	5,060
Common stock A: $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 135,955,389 shares at September 30, 2010
and 153,819,222 at December 31, 2010	$1,538,193	$1,359,555
Additional paid in capital	12,978,748	12,870,994
Accumulated deficit - exploration stage	(18,186,199)	(17,732,386)
Total shareholders' deficit	(3,669,258)	(3,501,837)

Total Liabilities & Shareholders' Deficit	$390,560	$354,395

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Quarters Ended December 31, 2010 and December 31, 2009
and from Inception, May 1989 through December 31, 2010

	Unaudited	Unaudited	Inception
	31-Dec-10	31-Dec-09	to Date
General and administrative expenses:
Consulting	$158,722	$64,109	$7,556,625
Administration	58,763	49,941	6,296,397
License expense	0	0	247,559
Professional fees	8,034	6,883	722,167
Total general & administrative expenses	225,519	120,933	14,822,748

Net loss from operations	$(225,519)	$(120,933)	$(14,822,748)

Other income (expenses):
Interest income	0	0	7,908
Interest expense	0	(35,006)	(1,048,562)
Gain (loss) on unhedged derivative	(228,294)	(336,094)	(2,322,797)

Net loss before provision for income taxes	$(453,813)	$(492,033)	$(18,186,199)

Provision for income taxes	0	0	0

Net loss	$(453,813)	$(492,033)	$(18,186,199)

Basic & fully diluted net loss per common share	$(0.00)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	144,875,885	76,043,451

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Quarters Ended December 31, 2010 and December 31, 2009
and from Inception, May 1989 through December 31, 2010

	Unaudited	Unaudited	Inception
	31-Dec-10	31-Dec-09	to Date
Operating Activities:
Net loss	$(453,813)	$(492,033)	$(18,186,199)
Adjustments to reconcile net income items
not requiring the use of cash:
Consulting fees	53,512	7,159	4,940,975
Depreciation expense	276	277	17,455
Interest expense	0	35,006	984,989
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	228,294	336,094	2,322,797
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(10,591)	0	14,707
Net cash used by operations	$(182,322)	$(113,497)	$(6,855,811)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$232,880	$105,780	$5,458,825
Issuance of preferred stock	0	0	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	(1,061)	11,470	(1,061)
Issuance of convertible notes	0	0	700,000
Advances received (paid) shareholder	(13,056)	8,656	27,114
Net cash provided by financing activities	218,763	125,906	7,263,826

Net increase (decrease) in cash during the period	$36,441	$12,409	$390,460

Cash balance at beginning of the fiscal year	354,019	18,527	0

Cash balance at December 31st	$390,460	$30,936	$390,460

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)
	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	31,680,388	316,804	426,690		743,494	$0.02
Issued stock & warrants for services	8,778,566	87,786	214,884		302,670	$0.03
Exercise of warrants	11,776,975	117,770	140,105		257,875	$0.02
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	1,359,555	12,870,994	(17,732,386)	(3,501,837)

Issuance of common stock	9,101,333	91,013	141,867		232,880	$0.03
Issued shares & warrants for services	762,500	7,625	45,887		53,512	$0.07
Converted preferred A	8,000,000	80,000	(80,000)		0
Net loss for the period				(453,813)	(453,813)

Balance at December 31, 2010	153,819,222	$1,538,193	$12,978,748	$(18,186,199)	$(3,669,258)

*- Price adjusted for stock splits

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Quarters Ended December 31, 2010 and December 31, 2009

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired US Metals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. US Metals became a wholly owned subsidiary of the Company.

The Company, through its subsidiary, owns the mineral rights to 172 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 198 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2010, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from tax years 2008 to 2010 are subject to IRS audit.

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

4. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at December 31, 2010 and September 30, 2010.

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$936,758
Fair value of loan	3,245,135
Life to date loss on unhedged underlying derivative	$(2,308,377)

6. Convertible Debentures

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures were convertible into common stock at $0.125 per share.  The debentures had an interest rate of 5% and a maturity date from December 2009 to September 2010. During the fiscal year 2008, the holder of these debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.  The remaining $300,000 of 2007 debentures was convertible into common stock at $0.125 per share, matured in September 2010, and had an interest rate of 5%

In fiscal year 2008 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in March 2010, was exercisable into common stock at $0.125 per share, and had an interest rate of 4%.

In fiscal year 2009 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture matured in April 2010, was exercisable into common stock at $0.125 per share, and had an interest rate of 4%.

All of the debentures are currently in default and the holders are extending the maturity date on an informal ongoing basis.  The Company ceases recording an interest expense on the debentures at the date of the maturity of the debenture.

The balance of the convertible debt at December 31, 2010 and September 30, 2010 is as follows:

	31-Dec-10	30-Sep-10

Net convertible debt payable	$700,000	$700,000

7. Issuances of Common Stock

During the first quarter of fiscal year 2010, the Company issued 3,633,956 shares of common stock and received proceeds of $105,780.

In December 2009, the Company issued 238,636 shares of commons stock to consultants for services rendered valued at $7,159.

In the first quarter of fiscal year 2011, the Company issued 9,101,333 common shares with 29,249,999 warrants attached convertible into the same amount of common shares at exercise prices ranging from three to thirty cents per share expiring in 6 months to two years.  The Company received proceeds of $232,880.

In the first quarter of fiscal year 2011, the Company issued 763,500 shares of common stock to consultants for services rendered valued by the Company at $53,512.

In the first quarter of fiscal year 2011, a holder of the preferred A stock converted 1 million preferred A into 8 million shares of common stock.

8. Common Stock Warrants

During the first quarter of fiscal 2011, the Company issued 65,000 warrants to purchase 65,000 shares of common stock at six cents per share expiring in November 2011. The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

	2010	2009

Dividend yield	0.00%	0.00%
Risk free interest rate	1.00%	0.50%
Volatility	25.00%	39.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock warrants outstanding at December 31, 2010:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	104,684,063
Exercises	(11,776,975)
Expired	(1,818,907)

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issues	29,264,999
Exercises	(650,000)
Expired	(1,850,000)

Outstanding at December 31, 2010	127,344,483	$0.08	1.22

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

11. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Dec-10	31-Dec-09

Net loss before provision for income taxes	$(453,813)	$(492,033)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	2,456,010	(2,421,827)
Allowance for recoverability	(2,456,010)	2,421,827
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$2,456,010	$2,421,827
Allowance for recoverability	(2,456,010)	(2,421,827)
Deferred tax benefit	$0	$0

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

	31-Dec-10	31-Dec-09

Net loss before cumulative preferred dividend	$(453,813)	$(492,033)

Cumulative dividend preferred payable	(42,380)	(37,081)

Net loss to common shareholders	$(496,193)	$(529,114)

Weighted average	144,875,885	76,043,451

Basic & fully diluted net loss per common share	$(0.00)	$(0.01)

13. Subsequent Events
In January and February of 2011, the Company issued 375,537 shares to in payment for services rendered to the company and 50,000 shares of series A preferred stock were converted to 400,000 shares of Common A Stock.

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Results of Operations

Comparison of operating results for the three months ended December 31, 2010 and December 31, 2009:

The Company has no revenues through the date of this report.

General and administrative expenses were $225,519 compared to $120,933 for the same period a year ago. Consulting costs increased from $64,109 to $158,722 in the three months ended December 31, 2010 compared to the same period last year, which is mainly due to an increase in investor and public relations costs, most of which were paid for with stock. Administration costs increased from $49, 941 in the three months ended December 31, 2009 to $58,763 for the three months ended December 31, 2010 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As a result of general and administrative costs, the Company experienced a loss from operations of $225,519 for the three months ended December 31, 2010, compared to loss from operations of $120,933 for the same period last year.

Interest expense loss decreased to $0 during the first three months of fiscal 2010 compared to -$35,006 the first three months of fiscal year 2011 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $228,294 for the first three months of fiscal year 2011 compared to a loss of $336,064 for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the first three months of fiscal year 2011 was $453,813 or $0.00 per share compared to a loss of $492,033, or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2010 cash on hand was $390,460 as compared with $354.019 at September 30, 2010. During the first nine months of fiscal year 2010, the Company used $453,813 for its operations compared to $865,664 for the first nine months of fiscal 2009.

At December 31, 2010, the Company had working capital of $390,430 compared to a working capital of $354,019 at September 30, 2010. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at December 31, 2010 were $390,560 as compared to $354,395 at September 30, 2010. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $3,669,258 at December 31, 2010 compared to a deficit of $3,501,837 at September 30, 2010. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $225,519 for the three months ended December 31, 2010 due to costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

Last September we announced signing a Letter of Intent with a Chinese agricultural conglomerate with over USD $700 million in annual revenues. The next step would have been to complete a definitive agreement spelling out terms and conditions including major financing for USCorp. In October we announced that we had signed an Agreement to form a Joint Venture that would initially provide USD $25 million in loans and loan guarantees for development of USCorp’s mining properties. The Agreement also called for raising USD $100 million publicly or privately. In November we provided further details with regard to the agreement to form a joint venture. The purpose of the agreement was to form a joint venture to complete exploration and begin development of USCorp’s mining properties. We also reported that the US corporation, holding Chinese assets, had requested confidentiality even though it was not part of our agreement until the joint venture was funded with an initial $25 million, and that the funding would have to take place on or before January 15, 2011. The agreement called for USCorp to contribute to the joint venture its claims in Arizona and California after the $25 million had been received by the joint venture. Each entity would have owned 50 percent of the joint venture. This newly-formed joint venture entity would have also sought to raise an additional $100 million (USD) to expand its asset base and for acquisitions; there was no assurance given that either funding would be successful.

Upon the completion of a funding the claims would have been transferred to the joint venture and the joint venture was expected to complete the drilling, exploration and development of the properties. We also reported that in the event that the necessary initial funding was unable to be raised, the agreement provided that either party could cancel the Agreement without obligation or liability to perform under the Agreement.

On February 2, 2010, we publicly reported that we had elected to terminate the Joint Venture Agreement between the Company and Yasheng Group, a Chinese agricultural conglomerate. The Joint Venture Agreement specified certain dates for providing the initial funding for the Joint Venture which were not met. As a result of termination of the contemplated Joint Venture the mining properties continue to remain solely controlled by the Company through its subsidiaries.

As discussed previously Robert Dultz, President, Chairman and CEO, and other members of the management and exploration team have been actively involved in correspondence, conference calls, site visits, meetings and review of USCorp’s proprietary data, with a variety of people representing various institutional funding organizations and various mining companies, including some contacts directly with their CEOs. The institutional funding organizations are international in scope and the mining companies range in size from junior to major, and from regional to international in scope. These communications have as their object completing one or more of the following: debt or equity financing, the acquisition of USCorp, or creating a joint venture, merger, or other business combinations whose purpose is development of the Company’s California and Arizona properties by well-financed and highly experienced miners.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During first quarter of fiscal year 2011, the Company issued 9,101,333 shares of common stock and received proceeds of $147,867; 762,500 shares were issued for services with a value of $45,887; and 1,000,000 Series A Preferred shares were converted to 8,000,000 Class A Common shares by officers and directors of the corporation.

During first quarter of fiscal year 2011, the Company issued 29,264,999 options to buy its common stock to the purchasers of the common stock described above. The options expire in fiscal year 2011 and 2012. Also during the first three quarters, 1,850,000 options to purchase common stock expired unexercised.

As previously reported, in fiscal 2008 we received commitments to finance fiscal 2009 operations in the amount of $2.19 million. In the last quarter of fiscal 2008 and the last quarter of calendar 2008 the Company received $400,000 of the $2.19 million in commitments for fiscal 2009; however no additional payments were received, in breach of their agreement. We have no expectation the Company will receive the rest of the committed funds, nor any additional funds from this source.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters requiring a vote of security holders during this period. Significant matters voted on were reported in our Form 10-K for period ending September 30, 2010.

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: February 17, 2011