Form 10-K/A
period 2010-09-30
USCORP
filed 2011-04-22
CIK 873185

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

We are filing this amended Form 10-K in response to certain comments the Company received from the U.S. Securities and Exchange Commission on March 1, 2011.

Further, Subsequent to the issuance of the financial statements for the fiscal years ended September 30, 2010 and September 30, 2009, management discovered that an incorrect statement had been filed instead of the finalized report.  The original Annual Report on Form 10-K we filed incorrectly valued the Gold Bullion Loan.  The following indicates those accounts in the consolidated balance sheets and the consolidated income statements affected by the restatement.

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

We are currently in default on certain convertible debentures that we issued to investors.

We have issued an aggregate of $700,000 principal amount of convertible debentures (the “Debentures”). These Debentures were issued over a period of two years and accrue interest at the rate of 4% or 5%.  The conversion price for these Debentures is $0.125 per share and may be converted into an aggregate of 5,600,000 shares of our common stock. Although all of the holders of the Debentures have agreed to extend the maturity date of their respective Debentures, we are in technical default under these Debentures entitling the holders to potentially demand payment of all principal and interest owed to date. In the event that the holders do in fact demand payment, we will not be able to satisfy these obligations and may be forced to discontinue operations.”

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s securities are quoted on the OTC Bulletin Board and as of December 27, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN # A0BLBB. As of May 11, 2006 USCorp’s Class B Non-Voting Common Shares have been included in the Deutche Boerse Exchange trading within the Open Market (Freiverkehr) under the Symbol “U9C.F” and the WKN# is A0JEQQ.

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

Fiscal 2010 sales of registered securities:

During fiscal year 2010, the Company issued 6,798,596 shares of registered Class A common stock for services rendered by professionals and consultants under our 2009 Stock Incentive Plan dated October 29, 2009, file and film numbers: 333-162742 and 091231543 respectively, as amended on December 29, 2009, incorporated herein by reference.

Fiscal 2010 sales of unregistered securities:

The shares and warrants described herein were sold to accredited investors under the Regulation D exemption and were exempt from registration pursuant to Rule 506 of Regulation D promulgated by the SEC under the Securities Act of 1933.  Neither we nor any person acting on our behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  Each purchaser represented to us that he was purchasing the securities for his own account and not for the account of any other persons.  Each purchaser was provided with written disclosure that the securities have not been registered under the Securities Act of 1933 and therefore cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

During fiscal year 2010, the Company issued 31,680,386 shares of common stock and received proceeds of $743,494. Purchasers of the common stock also received the option to purchase an additional 104,244,579 shares of common stock at a weighted average price of $0.06 per share expiring in fiscal years 2011 and 2012. These unregistered shares were issued to existing shareholders under the following exemption: Rule 506 of Regulation D.

During fiscal year 2010, the Company issued 8,778,566 shares of common stock to consultants for services received valued at $292,291. 6,798,596 of the shares issued to consultants were registered as described above and 1,979,970 were unregistered securities. These unregistered shares were issued to existing shareholders under the following exemption: Rule 506 of Regulation D.

During fiscal year 2010, 11,776,975 warrants were exercised and the Company issued 11,776,975 shares of common stock and received proceeds of $257,875. These 11,776,975 shares are unregistered and were issued to existing shareholders under the following exemption: Rule 506 of Regulation D.

During fiscal year 2010, holders of preferred A convertible stock converted 1,175,000 shares of preferred A into 9,400,000 shares of common stock. These 9,400,000 shares are unregistered and were issued to existing shareholders under the following exemption: Rule 506 of Regulation D.

Sales of Securities Table:

Class	Registered Securities	Unregistered Securities
Registration or Exemption	Registered Form S-8	Regulation D, Rule 144
Common A	6,798,596	54,837,333
Warrants to purchase Common A	0	104,244,579

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

In 2007 and 2008 we conducted exploration, testing, GPS surveying and re-staking of all claims, and completed Phases 1, 2 and 2.5 of a 3-phase drilling program; and in 2009 we added 36 claims to the group (see “Recent Developments”). In 2007 a feasibility study and technical report were prepared by Geological Support Services, LLC, which stated in part: “The feasibility study operating plan assumes an open cast quarry type operation containing [mineralized material]. The project anticipates utilizing conventional truck and shovel mining methods with the processing of ore at full production of 800 tons per day for the first year. Estimated mine life is 12.9 years. Production levels (and mine life) will increase as proven reserve amounts increase. The feasibility study, at the time it was written, assumed an economic base case, utilizing $600 per ounce gold and $12 per ounce silver.

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

In 2008 we conducted additional exploration, testing, GPS surveying and re-staking of all claims, and added a total of 77 claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. Geological Support Services LLC completed a feasibility study covering the gold claims, it says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing will be phased according to ore type and permit approvals. Phase 1 being a wash and sedimentation gravity system with initial production capacity of 1,000 tons per day ramping to 6,000 tons per day. This type of operation has been proven to achieve .02 ounce per ton recovery, in the targeted placers. With approval of cyanide leach permits, the implementation of leaching facilities will increase recovery to the 87% target. Also along with the construction of the leaching facilities, the milling circuit for processing the hard rock lode ore will be constructed. This grinding circuit will be designed to crush incoming hard rock down to 150- prior to gravity separation and leaching. Although this study is based on production of 6,000 tons a day it is anticipated that if additional water resources are developed production could be increased to greater levels. Mine life is estimated to be in excess of 20 years. The feasibility study, at the time it was written, assumed an economic base case utilizing a $600 per ounce gold price.

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
Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

~~We have completed the audit of the consolidated financial statements of USCorp as of September 30, 2010 and September 30, 2009 in accordance with the standards of the Public Company Accounting Oversight Board (United States).~~

We have audited the accompanying consolidated balance sheets of USCorp as of September 30, 2010 and September 30, 2009 and the related statement of operations and changes in shareholders’ equity, and cash flows for the years then ended, and from inception to September 30, 2010. These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of USCorp at September 30, 2010 and September 30, 2009, and the results of its operations, cash flows, and changes in shareholders’ equity for the years then ended and from inception to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
April 8, 2011

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-	84,688	$847	$1,185,153	$520,000	$1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-	84,688	$847	$1,185,153	$1,628,000	$2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-	85,160	$852	$1,217,564	$2,094,000	$3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-	85,160	$852	$1,217,564	$(1,022,767)	$195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-	85,160	$852	$1,217,564	$(1,086,155)	$132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-	85,160	$852	$1,217,564	$(1,218,416)	$0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-	85,160	$852	$1,217,564	$(1,218,416)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Stock issued for mining claim	150,000	1,500	598,500		600,000	$0.20

Issuance of common stock	50,000	500	59,874		60,374	$0.06

Stock issued for services	14,878	149	29,608		29,757	$0.10

Net loss fiscal 1997				(90,131)	(90,131)

Balance at September 30, 1997-	300,038	$3,001	$1,905,546	$(1,308,547)	$600,000

Capital contributed by shareholder			58,668		58,668

Net loss fiscal 1998				(58,668)	(58,668)

Balance at September 30, 1998-	300,038	$3,001	$1,964,214	$(1,367,215)	$600,000

Capital contributed by shareholder			28,654		28,654

Net income fiscal 1999				(26,705)	(26,705)

Balance at September 30, 1999-	300,038	$3,001	$1,992,868	$(1,393,920)	$601,949

Capital contributed by shareholder			22,750		22,750

Net loss fiscal 2000				(624,699)	(624,699)

Balance at September 30, 2000-	300,038	$3,001	$2,015,618	$(2,018,619)	$0

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	103,535	1,035	611,943		612,978	$0.15

Issued stock for compensation	50,000	500	19,571		20,071	$0.04

Capital contributed by shareholder			21,719		21,719

Net loss fiscal 2001				(654,768)	(654,768)

Balance at September 30, 2001-	453,573	$4,536	$2,668,851	$(2,673,387)	$0

Issued stock to purchase mining claim	24,200,000	242,000	2,207,466		2,449,466	$0.10

Issued shares to employees	267,500	2,675	(2,675)		0

Capital contributed by shareholders			143,480		143,480

Net loss for the fiscal year				(2,591,671)	(2,591,671)

Balance at September 30, 2002-	24,921,073	$249,211	$5,017,122	$(5,265,058)	$1,275

Issued stock for services	872,000	8,720	264,064		272,784	$0.31

Beneficial conversion feature			3,767		3,767

Capital contributed by shareholders			81,472		81,472

Net loss for the fiscal year				(865,287)	(865,287)

Balance at September 30, 2003	25,793,073	$257,931	$5,366,425	$(6,130,345)	$(505,989)

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

9. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its employees. Our 2009 Stock Incentive Plan, filed with the SEC on form S-8 on October 29, 2009, and amended on December 29, 2009, is incorporated herein by reference The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective.

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

Robert Dultz, USCorp’s Chairman and CEO since January 2002 and President since 2008, has an over 25-year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Mr. Dultz is the former Chairman and President of American Metals and Minerals, Inc., (a public company “AMM” 1980s); He also served in various officer and director positions with Sweet Stuff, Inc. and U.S. Network Funding, Inc. (both public companies 1980s and 1990s) Santa Maria Resources, Inc., (also public “SMRR” 1990s) and U.S. Metals And Minerals, Inc. (a private company “USM&M” 2000s). AMM, SMRR and USM&M were each prior corporate owners of the Twin Peaks claims. Since 2000 he has been a majority shareholder of corporate owners of the claims: U.S. Metals and Minerals and USCorp. Over the past thirty years Mr. Dultz has served on the boards of several publicly traded companies including those named above. For the past five years Mr. Dultz has spent in excess of 90% of his time working for USCorp. He does not serve on the boards of any other public companies at this time. Mr. Dultz has held the same board and officer positions as he holds with USCorp on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years.

Spencer Eubank, is Secretary, Treasurer and Director of the Company. Mr. Eubank has a 19-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank was elected to the board of directors based on his prior association with corporate owners of the properties, as a shareholder of and consultant to American Metals and Minerals, Inc. (1990s), as an officer and director of Santa Maria Resources, Inc. (1990s) and U.S. Metals and Minerals, Inc. (1990s), his knowledge of the properties as a former owner of a portion of the claims group that makes up the Twin Peaks Project (1990s), and his consulting experience working with company operators and assisting them in their communications with legal and accounting professionals. In the 1990s Mr. Eubank served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (January 1996 to March 1998), and Pla.Net.Com, Inc. (February 1997 to July 1999); The Laurinburg Group, Inc. a private company (a private company, 1990s), Southern Development Company (a public company, 1990s) and Route 66 Gold Miners, Inc, (a not-for-profit company, 2000s). During the past 5 years, except for a brief period in 2006, Mr. Eubank has held the same board and officer positions with USCorp and on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. He devotes approximately 35% of his time to USCorp. Since the early 1990s Mr. Eubank has been the owner of UpAndRunning (1990s) and Business2Business (2000s) independent private research and consulting services. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has an over 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of American Metals and Minerals, Inc., a prior corporate owner of the Twin Peaks claims. He is the former President of Golconda Gems, Inc, that during the 1980s and early 1990s was a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico and over 200 employees. His extensive knowledge and experience of gems, minerals and metals as well as his long association with the Twin Peaks Project Claims were factors in his election to the board of directors. Mr. O’Baugh has not served on the boards of any other public companies in the past 5 years. Mr. O’Baugh as been retired since 2000 and devotes less than 5% of his time to USCorp.

B. Keith Simerson is an Independent Director of the Company. Mr. Simerson was recently appointed Chairman of the Executive Committee of Residential Income Properties, Inc., a NY-based company. As Chairman of the Executive Committee, he works closely with the Chairman to provide leadership to the Board of Directors.  Mr. Simerson co-founded and today is one of two co-owners of Tradewinds Consulting, LLC, a consultancy that provides a range of strategic planning, change management, and leadership development services to four branches of the military, several federal government agencies, various management consulting firms, and to clients in the automotive, heavy construction, civil engineering, consumer electronics, industrial supplies, heavy machinery, rubber, paper, medical devices, and electronics industries. Mr. Simerson earned his Doctorate in Education with emphasis in management and organization development, from the University of North Carolina at Greensboro. He earned an M.A. with emphasis in administration, supervision, and higher education, from Appalachian State University. He also has BA and AAS degrees and specialty certifications. Mr. Simerson is the co-author of The Manager as Leader (Praeger Publishers, 2006), Fired, Laid Off, Out of a Job: A Manual for Understanding, Coping, Surviving (Greenwood, 2003), and Evaluating Police Management Development Programs (Praeger Publishing, 1990). Mr. Simerson is on the Faculty of Northwestern University’s School of Education and Social Policy, where he instructs, researches, and publishes in the areas of Strategic Thinking, Strategy Formulation, Strategic Planning, and Strategy Execution. Mr. Simerson spends less than 5% of his time in service to USCorp.

Michelle Seibel, a Director and Assistant Secretary of the Company. Ms. Seibel is an entrepreneurial business owner of Computer Friendly providing IT consulting services in California and has extensive experience in bookkeeping training, and construction management. She works closely with the Company’s Chairman and CEO and was elected to the board based on her business experience and her ability to understand shareholder and investor relations. She has not served on the boards of any other public companies. Ms. Seibel devotes approximately 50% of her time in service to USCorp.

(a) Family relationships.

There are no family relationships among the officers or directors.

(b) Involvement in certain legal proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and  no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years except for the personal bankruptcy of Ms. Seibel in 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year, some of USCorp’s officers did not devote their full time to the affairs of USCorp, and none of them received monetary compensation for their services as officers; however, USCorp’s officers and directors have purchased shares of the Company’s Series A Preferred stock at par value in consideration of their service. USCorp’s Chairman, President and CEO, Robert Dultz, devoted his full time to the affairs of USCorp. During 2009 and 2010 Mr. Dultz advanced operating funds on an informal basis as needed and without interest, to USCorp. Mr. Dultz may receive cash, stock or a combination thereof in repayment of his advances and in compensation for his full time efforts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of September 30, 2010.

Summary Compensation Table(1)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Dultz PEO and PFO	Fiscal 2010	0	0	0	0	0	0	0	0
(1)
Mr. Dultz is USCorp’s CEO and Acting CFO. There are no written employment agreements in effect for any executives, officers or directors at this time. Unwritten agreements are that executives, officers and directors who agree to serve may receive monetary compensation for employment (a) when the Company has sufficient financing and (b) when approved by the Board of Directors.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is provided office equipment and space by the chief executive officer and majority shareholder. The replacement value of office equipment is approximately $24,000 per year and the space currently consists of approximately 1,500 square feet.

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

* Previously filed on Form 10-KSB, November 26, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

Dated: April 8, 2011	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	April 8, 2011
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	April 8, 2011
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	April 8, 2011
Carl O’Baugh

/s/ B. Keith Simerson	Director	April 8, 2011
B. Keith Simerson

/s/ Michelle Seibel	Director	April 8, 2011
Michelle Seibel