Form 10-Q/A
period 2010-12-31
USCORP
filed 2011-04-22
CIK 873185

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

Explanatory Note

We are filing this amended Form 10-Q in response to certain comments the Company received from the U.S. Securities and Exchange Commission on March 1, 2011.

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

PART I. FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
As of December 31, 2010 and September 30, 2010

	Unaudited
	31-Dec-10	30-Sep-10
ASSETS

Current assets:
Cash	$390,460	$354,019
Total current assets	$390,460	$354,019

Other assets:
Equipment- net	100	376

Total assets	$390,560	$354,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$14,707	$25,298
Gold bullion loan	3,245,135	3,016,841
Convertible debenture payable	700,000	700,000
Subscriptions payable	0	0
Total current liabilities	$3,959,842	$3,742,139

Due to officer	27,114	40,170

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 5,056,250 shares issued and outstanding at September 30, 2010 and 4,056,250 at December 31, 2010	4,304	5,365
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2010 and December 31, 2010, stated value; $0.50	63,498	63,498
Common stock B: $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2010 and 5,060,500 at December 31, 2010	5,060	5,060
Common stock A: $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 135,955,389 shares at September 30, 2010 and 153,819,222 at December 31, 2010	$1,538,193	$1,359,555
Additional paid in capital	12,978,748	12,870,994
Accumulated deficit - exploration stage	(18,186,199)	(17,732,386)
Total shareholders' deficit	(3,669,258)	(3,501,837)

Total Liabilities & Shareholders' Deficit	$390,560	$354,395

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has received a Cease and Desist Order from Pennsylvania as a result of a single unauthorized phone call to a potential unaccredited investor contrary to the Company’s policy. It is our understanding that an individual USCorp shareholder obtained the phone number of a so-called “accredited investor” and contacted that individual about investing in USCorp. The shareholder determined the so-called “accredited investor” was in fact not an “accredited investor” and explained that as a non-accredited investor he could not invest directly with USCorp. The shareholder then recommended the individual review USCorp’s web site and if he still wanted to purchase USCorp shares he should do so on the open market through a stockbroker. The individual later called the shareholder, stated he had reviewed USCorp’s web site and he then requested additional information about USCorp be sent to him. The shareholder then forwarded to the individual information he had about USCorp that also contained an accredited investor questionnaire. We were then contacted by the state of Pennsylvania regarding this incident and our attorney corresponded with them regarding the incident. The Company, in our most recent correspondence with the state, through our attorney, has informally agreed to refrain from such solicitations within the state. We have not received any more communications from the state of Pennsylvania; we have not signed a Cease and Desist order or similar, and we have not paid a fine. We have instructed the shareholder to not contact anyone at any time regarding investing in USCorp and that appears to be the end of the incident.

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: April 22, 2011

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: April 22, 2011