Form 10-Q
period 2011-03-31
USCORP
filed 2011-05-20
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011. 173,981,645 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheet as of March 31, 2011 and March 31, 2010 (unaudited)	3

Consolidated Statements of Operations for the Six months and Quarter Ended March 31, 2011 and March 31, 2010 and from Inception, May 1989 through March 31, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the Six months Ended March 31, 2011 and March 31, 2010 and from Inception, May 1989 through March 31, 2011 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2011	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

PART I. FINANCIAL INFORMATION

USCorp
(an Exploration Stage Company)
Balance Sheet
As of March 31, 2011 and September 30, 2010

	31-Mar-11	30-Sep-10
ASSETS

Current assets:
Cash	$895,433	$354,019
Total current assets	$895,433	$354,019

Other assets:
Equipment- net	0	376

Total assets	$895,433	$354,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$20,770	$25,298
Gold bullion loan	3,311,778	3,016,841
Convertible debenture payable	700,000	700,000
Subscriptions payable	208,800	0
Total current liabilities	$4,241,348	$3,742,139

Due to officer	124	40,170

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 4,168,750 shares issued and outstanding at September 30, 2010 and 2,943,750 at March 31, 2011	4,304	5,365
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2010 and March 31, 2011, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,000,000 shares at September 30, 2010 and 5,060,500 at March 31, 2011	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 135,955,389 shares at September 30, 2010 and 173,981,645 at March 31, 2011	$1,739,817	$1,359,555
Additional paid in capital	13,511,141	12,870,994
Accumulated deficit - exploration stage	(18,669,859)	(17,732,386)
Total shareholders' deficit	(3,418,901)	(3,501,837)

Total Liabilities & Shareholders' Deficit	$895,433	$354,395

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Six Months and Quarters Ended March 31, 2011 and March 31, 2010
and from Inception, May 1989 through March 31, 2011

	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-11	31-Mar-10	31-Mar-11	31-Mar-10	to Date
General and administrative expenses:
Consulting	$456,921	$331,794	$298,199	$267,685	$7,854,824
Administration	163,848	555,272	105,085	505,331	6,401,482
License expense	0	0	0	0	247,559
Professional fees	21,774	20,579	13,740	13,696	764,420
Total general & administrative expenses	642,543	907,645	417,024	786,712	15,268,285

Net loss from operations	$(642,543)	$(907,645)	$(417,024)	$(786,712)	$(15,268,285)

Other income (expenses):
Interest income	0	0	0	0	7,908
Interest expense	(6)	(65,608)	(6)	(30,602)	(1,048,568)
Gain (loss) on unhedged derivative	(294,924)	(332,614)	(66,630)	3,480	(2,360,914)

Net loss before provision for income taxes	$(937,473)	$(1,305,867)	$(483,660)	$(813,834)	$(18,669,859)

Provision for income taxes	0	0	0	0	0

Net loss	$(937,473)	$(1,305,867)	$(483,660)	$(813,834)	$(18,669,859)

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	151,292,251	79,574,934	157,824,413	83,201,313

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2011 and March 31, 2010
and from Inception, May 1989 through March 31, 2011

			Inception
	31-Mar-11	31-Mar-10	to Date
Operating Activities:
Net loss	$(937,473)	$(1,305,867)	$(18,669,859)
Adjustments to reconcile net income items not requiring the use of cash:

Consulting fees	87,829	660,935	4,975,292
Depreciation expense	376	518	17,555
Interest expense	6	65,608	984,995
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	294,924	332,614	2,389,427
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	(4,528)	(1,104)	20,770
Net cash used by operations	$(558,866)	$(247,296)	$(7,232,355)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$932,580	$357,895	$6,158,525
Issuance of preferred stock	0	0	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	7	0	648,289
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	207,739	96,518	207,739
Issuance of convertible notes	0	0	700,000
Advances received (paid) shareholder	(40,046)	(16,349)	124
Net cash provided by financing activities	1,100,280	438,064	8,145,343

Net increase (decrease) in cash during the period	$541,414	$190,768	$895,433

Cash balance at beginning of the fiscal year	354,019	18,527	0

Cash balance at March 31st	$895,433	$209,295	$895,433

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	31,680,388	316,804	426,690		743,494	$0.02
Issued stock & warrants for services	8,778,566	87,786	214,884		302,670	$0.03
Exercise of warrants	11,776,975	117,770	140,105		257,875	$0.02
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	1,359,555	12,870,994	(17,732,386)	(3,501,837)

Issuance of common stock	28,169,665	281,696	650,884		932,580	$0.03
Issued shares & warrants for services	1,456,591	14,566	73,263		87,829	$0.06
Converted preferred A	8,400,000	84,000	(84,000)		0
Net loss for the period				(937,473)	(937,473)

Balance at March 31, 2011	173,981,645	$1,739,817	$13,511,141	$(18,669,859)	$(3,418,901)

*- Price adjusted for stock splits

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Six Months Ended March 31, 2011 and March 31, 2010

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. USMetals became a wholly owned subsidiary of the Company.

The Company, through its subsidiaries, owns the mineral rights to 174 Lode and Placer Mining Claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and owns the mineral rights to 202 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from tax years 20076 to 2010 are subject to IRS audit.

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

* Complete exploration and begin production on our properties as warranted. Phases 1 and 2 of our 3-phase drilling program have been completed at the Twin Peaks Project. The California Desert District BLM Office has completed review of our application and we are awaiting approval. Other permits for commercial mining are being prepared and reviewed for submission to Federal, State and local authorities.

* Begin commercial scale operations at theTwin Peaks project or the Picacho Salton project as soon as all of the required permits and approvals have been granted and funding obtained.

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

* The company has uploaded information about the company and our properties to a secure web site for the purpose of providing corporate managers and mining industry professionals the technical information regarding our properties necessary for them to make an informed decision regarding  an investment or business combination whose purpose would be to continue our exploration and development efforts.

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

4. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at March 31, 2011 and September 30, 2010.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. In September 2007, the holder of the promissory note agreed to extend the maturity date of the note to September 2009.  In September 2009, the holder of the promissory note extended the maturity date to January 2010 at the previous terms, and is extending the maturity date on an informal ongoing basis. The loan is currently in default* however, the Company continues to calculate the loan at fair value.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$950,865
Fair value of loan	3,311,778

Life to date loss on unhedged underlying derivative	$(2,360,914)

*In April 2011, the Company and the holders of the gold bullion loan agreed to a maturity date extension and payment plan for the gold bullion loan so that we are no longer in defaultas discussed in “Subsequent Events” below.

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

As of March 31, 2011 all of the debentures were in default and the holders wereextending the maturity date on an informal ongoing basis. In April 2011, the Company and the holders of the gold bullion loan agreed to a maturity date extension, a debt reduction plan and a payment plan for the debentures so that we are no longer in default as discussed in “Subsequent Events” below The Company ceases recording an interest expense on the debentures at the date of the maturity of the debenture.

The balance of the convertible debt at March 31, 2011 and September 30, 2010 is as follows:

	31-Mar-11		30-Sep-10

Net convertible debt payable	$700,000	*	$700,000

7. Issuances of Common Stock

In the first six months of fiscal year 2011, the Company issued 28,169,665 common shares with 29,249,999 warrants attached convertible into the same amount of common shares at exercise prices ranging from three to thirty cents per share expiring in one to two years.  The Company received proceeds of $932,580.

In the first six months of fiscal year 2011, the Company issued 1,456,591 shares of common stock to consultants for services rendered valued by the Company at $87,829.

In the first 6 months of fiscal year 2011, holders of the preferred A stock converted 1.05 million preferred A into 8.4 million shares of common stock.

8.Common Stock Warrants

During the first six months of fiscal 2011, the Company issued 65,000 warrants to purchase 65,000 shares of common stock at six cents per share expiring in November 2011. The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues.  Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant.  For purposes of determining the option value at issuance, the fair value of each option granted is measured at the date of the grant by the option pricing model with the following assumptions:

	2011	2010

Dividend yield	0.00%	0.00%
Risk free interest rate	1.00%	0.50%
Volatility	25.00%	39.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock warrants outstanding at March 31, 2011:

		WgtdAvg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	104,684,063
Exercises	(11,776,975)
Expired	(1,818,907)

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issues	29,264,999
Exercises	(650,000)
Expired	(1,850,000)

Outstanding at March 31, 2011	127,344,483	$0.08	0.97

9. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its officers, directors, and employees as fully explained in our Form S-8 filing dated December 29, 2009 and as filed on April 22, 2011 as an exhibit to our Form 10-K/A for the period ending September 30, 2010 and is included herein by reference.  The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the market value of the common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted. The plan also provides for the payment of professionals, consultants and debt with Class A Common Shares of the Company’s stock.

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

11. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Mar-11	31-Mar-10

Net loss before provision for income taxes	$(937,473)	$(1,305,867)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	3,638,236	(2,536,429)
Allowance for recoverability	(3,638,236)	2,536,429
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$3,638,236	$2,536,429
Allowance for recoverability	(3,638,236)	(2,536,429)
Deferred tax benefit	$0	$0

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

	31-Mar-11	31-Mar-10

Net loss before cumulative preferred dividend	$(937,473)	$(1,305,867)

Cumulative dividend preferred payable	(45,912)	(38,828)

Net loss to common shareholders	$(983,419)	$(1,344,695)

Weighted average	151,292,251	79,574,934

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)

13. Subsequent Events

In April 2011, the Company and the holders of the convertible debentures and the holders of the gold bullion loan agreed to a debt reduction plan, a maturity date extension and payment plan for the debentures and the gold bullion loan as discussed in Notes 5 and Note 6. On April 27, 2011 the Company reported this on Form 8-K which is incorporated herein by reference.  The terms of the maturity date extensions and payment plans for the debentures are as follows:

Convertible Debentures:

The Company will immediately pay $100,000 towards the principle.  In addition, the Company will issue 800,000 shares of common stock valued at $50,000.  The Company has agreed to pay $25,000 by September 30, 2011, $25,000 by December 31, 2011, and $500,000 by March 31, 2012.  The investors have agreed to extend the maturity date of the debentures to March 31, 2012.

Gold Bullion Loan:

The Company will immediately pay $8,500 and issue 1,600,000 shares of common stock valued at $100,000.  In return the holders of the bullion loan have agreed to extend the maturity date of the gold bullion loan to March 31, 2012.

In April and May of 2011, the Company issued 83,300 shares of Common A stock and the company received proceeds of $2,500. Also Shareholders exercised 5,370,000 warrants and we issued 5,370,000 shares and received proceeds of $167,000.

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

Results of Operations

Comparison of operating results for the six months ended March 31, 2011 and March 31, 2010:

The Company has no revenues through the date of this report.

General and administrative expenses were $417,024 compared to $786,712 for the same period a year ago. Consulting costs increased from $331,794 to $456,921 in the six months ended March 31, 2011 compared to the same period last year, which is mainly due to an increase in investor and public relations costs, most of which were paid for with stock. Administration costs decreased from $555,272 in the six months ended March 31, 2010to $163,848 due to decreased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As a result of general and administrative costs, the Company experienced a loss from operations of $642,543 for the six months ended March 31, 2011, compared to loss from operations of $907,645 for the same period last year.

Interest expense loss decreased to $6 during the first six months of fiscal 2011 compared to $65,608 the first six months of fiscal year 2010 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $294,924 for the first six months of fiscal year 2011 compared to a loss of $332,614 for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the first six months of fiscal year 2011 was $937,473 or $.01 per share compared to a loss of $1,305,867, or $.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2011 cash on hand was $895,433 as compared with $354,019 at September 30, 2010. During the first six months of fiscal year 2010, the Company used $642,543 for its operations compared to $907,645 for the first six months of fiscal 2010.
`
At March 31, 2011, the Company had working capital of $895,433 compared to a working capital of $354,019 at September 30, 2010. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at March 31, 2011 were $895,433 as compared to $354,395 at September 30, 2010. The increase is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit decreased to a deficit of $3,418,901 at March 31, 2011 compared to a deficit of $3,501,837 at September 30, 2010. The decrease in stockholders’ deficit was the result of an increase in additional paid in capital and a decrease in operating losses of as discussed above for the six months ended March 31, 2011includingdecreased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about June 1, 2010 the Company received a Cease and Desist Order from the Pennsylvania Securities Commission as a result of a single unauthorized phone call to a potential unaccredited investor contrary to the Company’s policy. It is our understanding that an individual USCorp shareholder obtained the phone number of a so-called “accredited investor” and contacted that individual about investing in USCorp. The shareholder determined the so-called “accredited investor” was in fact not an “accredited investor” and explained that as a non-accredited investor he could not invest directly with USCorp. The shareholder then recommended the individual review USCorp’s web site and if he still wanted to purchase USCorp shares he should do so on the open market through a stockbroker. The individual later called the shareholder, stated he had reviewed USCorp’s web site and he then requested additional information about USCorp be sent to him. The shareholder then forwarded to the individual information he had about USCorp that also contained an accredited investor questionnaire. We were then contacted by the state of Pennsylvania regarding this incident and our attorney corresponded with them regarding the incident. The Company, in our most recent correspondence with the state, through our attorney, has informally agreed to refrain from such solicitations within the state. We have not received any more communications from the state of Pennsylvania; we have not signed a Cease and Desist order or similar, and we have not paid a fine. We have instructed the shareholder to not contact anyone at any time regarding investing in USCorp and that appears to be the end of the incident.

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

As a result of the failure to meet the commitments to fund USCorp operations in fiscal 2009 there has been substantial damage done to USCorp. During the first six months of fiscal 2009 we were assured on several occasions that the funds were coming and we delayed seeking other sources of financing while providing the lender with requested due diligence documentation regarding USCorp, our properties, historical mining on those properties and our contemporary exploration efforts on those properties. In addition we were unable to complete the third phase of the Twin Peaks drilling program and therefore were unable to update our resource measurements, making it more difficult to obtain additional financing from other sources, and to complete drilling on our California properties, causing the inability to pay the bullion loan when due. The bullion loan due date was extended and after January 31, 2010 it is extended on a day-to-day basis. As discussed more fully below we have reached an agreement with the holders of the gold bullion loan and are no longer in default. We continue to pursue other sources of financing (see “Discussion of Financial Condition: Liquidity and Capital Resources” above).

In April 2011, the Company and the holders of the convertible debentures and the holders of the gold bullion loan agreed to a maturity date extension and payment plan for the debentures and gold bullion loan as discussed in Notes 5 and Note 6 of the financial statements. On April 27, 2011 the Company reported this on Form 8-K which is incorporated herein by reference.  The terms of the maturity date extensions and payment plans for the debentures are as follows:

Convertible Debentures:

The Company will immediately pay $100,000 towards the principle.  In addition, the Company will issue 800,000 shares of common stock valued at $50,000.  The Company has agreed to pay $25,000 by September 30, 2011, $25,000 by December 31, 2011, and $500,000 by March 31, 2012.  The investors have agreed to extend the maturity date of the debentures to March 31, 2012.

Gold Bullion Loan:

The Company will immediately pay $8,500 and issue 1,600,000 shares of common stock valued at $100,000.  In return the holders of the bullion loan have agreed to extend the maturity date of the gold bullion loan to March 31, 2012.

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

USCORP
By: /s/ ROBERT DULTZ
Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: May 20, 2011

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

USCORP
By: /s/ ROBERT DULTZ
Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: May 20, 2011