Form 10-K/A
period 2010-09-30
USCORP
filed 2011-05-31
CIK 873185

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

We are filing this third amended Form 10-K in response to certain comments the Company received from the U.S. Securities and Exchange Commission on March 1, 2011 and May 9, 2011.

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

In August we released an update that discussed how earlier in the month we had filed our Report on Form 10-Q with the U.S. Securities and Exchange Commission (SEC) with financial statements for the period ending June 30, 2010, our fiscal third quarter. A link to the filing is on our web site: http://uscorpnv.com.We also paid the annual maintenance fee for our California and Arizona Claims. We filed 172 claims in Arizona and 162 claims in California. We reduced the number of claims filed in California and therefore our cost basis, by eliminating duplicate lode and placer claims that covered the same ground and correcting or eliminating overlapping claims. Our total acreage remains the same.

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

North
Map Showing USCorp's
Imperial County,
California Mining Claims
Arizona
California
West
East
South
Lost Gold Canyon Group
LOST PEG 3 PL
LOST PEG 5 PL
LOST PEG 4 PL
LOST PEG 2 PL
Gold star Ext Pl
BEN 1 PL
BIG BEN2 PL
Gold star Ext Pl
Big Ben PL8
LOST PEG 1 PL
Big Ben PL3
Big Ben PL4
Big Ben PL5
SRDI 2ND GROUP
Lost shovel
Amanda 3
Lost shovel
Amanda 2
Lost shovel
Amanda4
Lost shovel
Amanda1
36
1
SRDI CLAIMGROUP
Broken pen claimgroup

The Picacho Salton claims are represented by the number “2” in the map below. The number “1” in the map below is the approximate location of our Twin Peaks Project claims.

Twin Peaks
BK1
BK2
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

According to past geologic valuations the Crosby claims are within an area of banded gray schist that is surrounded by light-colored granite and intruded by pegmatite, rhyolite-porphyry, and basic dikes. The vein strikes N10E, and dips 25 to 30 degrees E, and attains a width of up to 18 inches in the old workings. Rich ore from the oxidized zone shows brecciated quartz with abundant cellular limonite. Several structural zones appear to control the mineralization within the claim group. It can be considered that an alignment of a structural trend exists, with a bearing of about N2OE between the Hayes Mine and the Crosby Mine, with the Swiss Belle Mine at midway along the trend. Another structural zone which is expressed by a dike and is reported to run from the Santa Maria River to the base of Hayes Peak has an average bearing of about N53W. The Hayes Shaft was sunk within this dike. The dike probably passes slightly west of the Gloryhole Mine and then intersects a N2OE structural zone near the base of Hayes Peak. The structural zones seem to influence wide areas adjacent to them, which is confirmed by favorable assays and also by the Very Low Frequency Electromagnetic survey. Cut off grade valuations were not performed.

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

The results of testing the samples has allowed us to plan the conceptual mine and milling plans, including flow-sheets that were used in the feasibility study process along with the on-going economic and cost modeling evaluation of the project. While the results were being evaluated we completed the collection of the archeological and environmental data necessary for further exploration. We submitted the Mining Plans of Operations and we received approvals. Phases 1, 2 and 2.5 of the 3-phase drilling plan have been completed. (see “Recent Developments”). We are seeking additional funding in order to complete the third phase of the drilling program that will allow new resource estimates to be formed based on new measurements.

Test Production Program Budget and Plan

We have plans for Test Production in order to perfect the methods to be used in commercial scale heap leach mining. We have received a Test Production plan and budget for the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County from one of our Consulting Geologists that is summarized as follows:

“To start placer testing operations we must first purchase and modify a wash plant. The pad and setup of the wash plant is next.”

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

Historically, over 10,000 feet of core drillings were performed and over 1,500 fire assays were conducted. These assays showed gold and silver mineralization.

The geological, geophysical, and geochemical studies stated above were reviewed and evaluated by Geological Support Services LLC, an independent mining, consulting, and geologic firm that was engaged to evaluate the commercial feasibility of the claims. The report and economic study recommended the continuation of exploration and the start of production.

The geological justification for the exploration project at the Twin Peaks Project is that numerous past geological studies have found gold and silver mineralization at various locations within the boundaries of the claims group. There are also areas within the claims group that contain uranium and areas containing polymetals.

The geological justification for the exploration project at the Picacho Salton Project claims is that there is visible gold in the ground and past geological studies have found gold and silver at various locations within the boundaries of the claims groups.

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

The exploration timetable and budget for the Twin Peaks Project is as follows:

Initial capital costs are currently estimated to be $12,974,728. All amounts are in US dollars to complete a comprehensive drilling program, road repair and extensions, design and building of a test mill. The estimate of six month time period is an estimate of time need to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

The exploration timetable and budget for the Picacho Salton Project claims is as follows:

Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars to complete an electromagnetic flyover, comprehensive road repair and extensions, design and purchase of a wash plant. The estimate of twelve week time period is an estimate of time needed to perform tasks only and does not take into account delays for governmental review and approval of our mining plan.

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

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers, an Administrative Assistant, and occasional clerical help. Administrative and clerical employees were laid off at the beginning of May, 2009 and have not been re-hired.

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

The Company, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 162 unpatented lode and placer mining claims totaling approximately 5,760 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The majority or most of the exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precious metals.

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
May 27, 2011

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

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which require an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

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

9. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its employees. Our 2009 Stock Incentive Plan, filed with the SEC on form S-8 on October 29, 2009, and amended on December 29, 2009, is incorporated herein by reference. The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Name	Age	Position Held
Robert Dultz	69	Chief Executive Officer, acting CFO, President and a Director and Chairman of the Board of Directors
Spencer Eubank	59	Secretary, Treasurer and a Director
Carl W. O’Baugh	79	Director
B. Keith Simerson	54	Director
Michelle Seibel	55	Director

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

Spencer Eubank is Secretary, Treasurer and Director of the Company. Mr. Eubank has a 19-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank was elected to the board of directors based on his prior association with corporate owners of the properties, as a shareholder of and consultant to American Metals and Minerals, Inc. (a public company 1990s), as an officer and director of Santa Maria Resources, Inc. (a public company 1990s) and U.S. Metals and Minerals, Inc. (a private company 1990s), his knowledge of the properties as a former owner of a portion of the claims group that makes up the Twin Peaks Project (1990s), and his consulting experience working with company operators and assisting them in their communications with legal and accounting professionals. In the 1990s Mr. Eubank served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (a public company January 1996 to March 1998), and Pla.Net.Com, Inc. (a public company February 1997 to July 1999); The Laurinburg Group, Inc. (a private company, 1990s), Southern Development Company (a public company, 1990s) and Route 66 Gold Miners, Inc., (a not-for-profit company, 2000s). During the past 5 years, except for a brief period in 2006, Mr. Eubank has held the same board and officer positions with USCorp and on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. He devotes approximately 35% of his time to USCorp. Since the early 1990s Mr. Eubank has been the owner of UpAndRunning (1990s) and Business2Business (2000s) independent private research and consulting services. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has an over 20-year association with the Twin peaks property. Former Vice President of USCorp and Former President of American Metals and Minerals, Inc., a prior corporate owner of the Twin Peaks claims. He is the former President of Golconda Gems, Inc., that during the 1980s and early 1990s was a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico and over 200 employees. His extensive knowledge and experience of gems, minerals and metals as well as his long association with the Twin Peaks Project Claims were factors in his election to the board of directors. Mr. O’Baugh has not served on the boards of any other public companies in the past 5 years. Mr. O’Baugh has been retired since 2000 and devotes less than 5% of his time to USCorp.

B. Keith Simerson is an Independent Director of the Company. Mr. Simerson was elected to the Board based on his expertise in, and track record of, helping companies across many industries, governments, and public-sector agencies and organizations formulate an execute strategy and he is experienced in helping corporations and organizations plan, prepare for, integrate, and coordinate their growth and development. Mr. Simerson co-founded in 2001 and today is one of two co-owners of Tradewinds Consulting, LLC, a consultancy that provides a range of strategic planning, change management, and leadership development services to four branches of the military, several federal government agencies, various management consulting firms, and to clients in the automotive, heavy construction, civil engineering, consumer electronics, industrial supplies, heavy machinery, rubber, paper, medical devices, and electronics industries. Mr. Simerson earned his Doctorate in Education with emphasis in management and organization development, from the University of North Carolina at Greensboro. He earned an M.A. with emphasis in administration, supervision, and higher education, from Appalachian State University. He also has BA and AAS degrees and specialty certifications. Mr. Simerson is the co-author of The Manager as Leader (Praeger Publishers, 2006), Fired, Laid Off, Out of a Job: A Manual for Understanding, Coping, Surviving (Greenwood, 2003), and Evaluating Police Management Development Programs (Praeger Publishing, 1990). Mr. Simerson is also the author of Strategic Planning: A Practical Guide to Strategy Formulation and Execution (ABC-CLIO, 2011). Since 2007 Mr. Simerson has been on the Faculty of Northwestern University’s School of Education and Social Policy, where he instructs, researches, and publishes in the areas of Strategic Thinking, Strategy Formulation, Strategic Planning, and Strategy Execution. Mr. Simerson spends less than 5% of his time in service to USCorp.

Michelle Seibel is a Director and Assistant Secretary of the Company. Until 2006 Ms. Seibel was an entrepreneurial business owner of Computer Friendly providing IT consulting services in California and has extensive experience in bookkeeping training, and also until 2006 she was the owner of Seibel Custom Applications a business that provided construction management services. She works closely with the Company’s Chairman and CEO and was elected to the board based on her business experience and her ability to understand shareholder and investor relations. She has not served on the boards of any other public companies and is not otherwise employed at this time. Ms. Seibel devotes approximately 50% of her time in service to USCorp.

(a) Family relationships.

There are no family relationships among the officers or directors.

(b) Involvement in certain legal proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past ten years except for the personal bankruptcy of Ms. Seibel in 2006.

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

Summary Compensation Table(1)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Dultz PEO and PFO	Fiscal 2009	0	0	0	0	0	0	0	0
Robert Dultz PEO and PFO	Fiscal 2010	0	0	0	0	0	0	0	0
(1)
Mr. Dultz is USCorp’s CEO and Acting CFO. There are no written employment agreements in effect for any executives, officers or directors at this time. Unwritten agreements are that executives, officers and directors who agree to serve might receive monetary compensation for employment (a) when the Company has sufficient financing and (b) if approved by the Board of Directors.

As of the date of this report USCorp does not have an executive committee that approves obligations in excess of $10,000. These functions are performed by our Board of Directors in accordance with our bylaws, in Article VI, Sections 2 and 8.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is provided office equipment and space by the chief executive officer and majority shareholder, Mr. Robert Dultz. The replacement value of office equipment is approximately $24,000 per year and the space currently consists of approximately 1,500 square feet. . At this time Mr. Dultz does not charge USCorp for the use of this space. The approximate cost of leasing 1,500 square feet of office space is between $22,500 and $25,000 per year. Also during the period of this report Mr. Dultz loaned USCorp $10,000 and received $40,246 as payment in full for loans made during fiscal 2010 and in prior years to the Company. There were no other related party transactions during the period of this report.

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

Other Fees

No other fees were paid to Donahue Associates, LLC.

ITEM 15. EXHIBITS

(A) EXHIBITS

3.1	USCorp Articles of Incorporation as Amended (1)

3.2	USCorp Bylaws (1)

10.1	Stock Incentive Plan

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers*

21.1	List of Subsidiaries (1)

23.1	Consent of Geological Support Services, LLC

23.1A	Consent of Donahue Associates, LLC (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Previously filed on Form 10-KSB, November 26, 2004
(1) Previously filed on Form 10-K/A April 22, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

Dated: May 27, 2011	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	May 27, 2011
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	May 27, 2011
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	May 27, 2011
Carl O’Baugh

/s/ B. Keith Simerson	Director	May 27, 2011
B. Keith Simerson

/s/ Michelle Seibel	Director	May 27, 2011
Michelle Seibel