Form 10-Q
period 2011-06-30
USCORP
filed 2011-08-22
CIK 873185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011. 185,491,620 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheet as of June 30, 2011 and June 30, 2010 (unaudited)	3

Consolidated Statements of Operations for the Nine months and Quarter Ended June 30, 2011 and June 30, 2010 and from Inception, May 1989 through June 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine months Ended June 30, 2011 and June 30, 2010 and from Inception, May 1989 through June 30, 2011 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through June 30, 2011	6

Notes to Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

PART I. FINANCIAL INFORMATION
USCorp
(an Exploration Stage Company)
Balance Sheet
As of June 30, 2011 and September 30, 2010

	30-Jun-11	30-Sep-10
ASSETS

Current assets:
Cash	$746,653	$354,019
Total current assets	$746,653	$354,019

Other assets:
Equipment- net	0	376

Total assets	$746,653	$354,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$27,596	$25,298
Gold bullion loan	3,471,680	3,016,841
Convertible debenture payable	550,000	700,000
Subscriptions payable	218,488	0
Total current liabilities	$4,267,764	$3,742,139

Due to officer	0	40,170

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 4,168,750 shares issued and outstanding at September 30, 2010 and 2,943,750 at June 30, 2011	4,304	5,365
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2010 and March 31, 2011, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2010 and 5,060,500 at June 30, 2011	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 135,955,389 shares at September 30, 2010 and 185,491,620 at June 30, 2011	$1,853,417	$1,359,555
Additional paid in capital	13,841,741	12,870,994
Accumulated deficit - exploration stage	(19,289,131)	(17,732,386)
Total shareholders' deficit	(3,593,973)	(3,501,837)

Total Liabilities & Shareholders' Deficit	$746,653	$354,395

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Operations
For the Nine Months and Quarters Ended June 30, 2011 and June 30, 2010
and from Inception, May 1989 through June 30, 2011

	9 Months	9 Months	3 Months	3 Months	Inception
	30-Jun-11	30-Jun-10	30-Jun-11	30-Jun-10	to Date
General and administrative expenses:
Consulting	$712,785	$278,075	$255,864	$(53,719)	$8,110,688
Administration	265,204	642,026	101,356	86,754	6,502,838
License expense	0	0	0	0	247,559
Professional fees	51,558	23,535	29,784	2,956	765,691
Total general & administrative expenses	1,029,547	943,636	387,004	35,991	15,626,776

Net loss from operations	$(1,029,547)	$(943,636)	$(387,004)	$(35,991)	$(15,626,776)

Other income (expenses):
Interest income	144	0	144	0	8,052
Interest expense	(64,000)	(78,793)	(63,994)	(13,185)	(1,112,562)
Gain (loss) on unhedged derivative	(454,842)	(586,885)	(159,918)	(254,271)	(2,549,345)

Net loss before provision for income taxes	$(1,548,245)	$(1,609,314)	$(610,772)	$(303,447)	$(19,280,631)

Provision for income taxes	0	0	0	0	0

Net loss	$(1,548,245)	$(1,609,314)	$(610,772)	$(303,447)	$(19,280,631)

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	161,027,813	87,411,680	173,981,664	103,015,198

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Statements of Cash Flows
For the Nine Months Ended June 30, 2011 and June 30, 2010
and from Inception, May 1989 through June 30, 2011

			Inception
	30-Jun-11	30-Jun-10	to Date
Operating Activities:
Net loss	$(1,556,745)	$(1,609,314)	$(19,289,131)
Adjustments to reconcile net income items not requiring the use of cash:

Consulting fees	303,029	515,460	5,190,492
Depreciation expense	376	654	17,555
Interest expense	0	78,793	984,989
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	454,842	586,885	2,549,345
Changes in other operating assets and liabilities :
Accounts payable and accrued expenses	2,298	(502)	27,596
Net cash used by operations	$(796,200)	$(428,024)	$(7,469,689)

Investing activities:
Purchase of office equipment	$0	$0	$(17,555)
Net cash used by investing activities	0	0	(17,555)

Financing activities:
Issuance of common stock	$1,111,580	$405,395	$6,337,525
Issuance of preferred stock	0	0	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	(3)	0	648,279
Capital contributed by shareholder	0	0	356,743
Subscriptions received	217,427	32,965	217,427
Issuance (payment) of convertible notes	(100,000)	0	600,000
Advances received (paid) shareholder	(40,170)	15,857	0
Net cash provided by financing activities	1,188,834	454,217	8,233,897

Net increase (decrease) in cash during the period	$392,634	$26,193	$746,653

Cash balance at beginning of the fiscal year	354,019	18,527	0

Cash balance at June 30th	$746,653	$44,720	$746,653

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0	$0
Income taxes paid during the year	$0	$0	$0

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

USCorp
(an Exploration Stage Company)
Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	43,457,363	434,574	566,795		1,001,369	$0.02
Issued stock for services	8,778,566	87,786	214,884		302,670	$0.03
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	1,359,555	12,870,994	(17,732,386)	(3,501,837)

Issuance of common stock	34,969,631	349,696	761,884		1,111,580	$0.03
Issued stock for services	4,416,591	44,166	258,863		303,029	$0.07
Issued stock to pay debenture	1,600,000	16,000	34,000		50,000	$0.03
Converted preferred A	8,400,000	84,000	(84,000)		0
Net loss for the period				(1,548,245)	(1,548,245)

Balance at June 30, 2011	185,341,611	$1,853,417	$13,841,741	$(19,280,631)	$(3,585,473)

*- Price adjusted for stock splits

Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Nine Months Ended June 30, 2011 and June 30, 2010

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. USMetals became a wholly owned subsidiary of the Company.

On March 22, 2011 USCorp (“USCorp” or the “Company”) through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto (the “Agreement”) with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of USMetals’ 172 Arizona mining claims known as the Twin Peaks Project (the “Twin Peaks Project”) to AGCAZ in exchange for 90,200,000 shares or over 50.1% of AGC’s common stock (the “Transaction”).  The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

The Company, through its wholly owned subsidiary Southwest Resource Development, Inc., owns the mineral rights to 200 Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted to the Bureau of Land Management and is being reviewed by them. A drilling plan for the newly-expanded Twin Peaks Project has been approved and will be implemented as soon as the drilling team and equipment have been secured.
* Complete the recently approved revised drilling program on the Twin Peaks property;
* Receive BLM permit for Picacho Salton Project in California; Drill the Picacho Salton Project.
* Receive and analyze the Twin Peaks and Picacho Salton assays and drill reports;
* After reviewing the results of the drilling programs on both of the sites and after consideration of the nature of the ore bodies of the properties, Management will make decisions regarding further development of the properties, including beginning commercial scale operations when exploration is completed on the Twin Peaks Project and the Picacho Salton Project.
* Continue exploration and ramp up transitioning to development and production in order to meet ongoing and anticipated demand for gold and silver.
* Augment our mining exploration team and strategic business relationships with quality and results-oriented people as needed: professionals and consulting firms to advise management to handle mining operations, acquisitions and development of existing and future mineral resource properties.
* Put together a strategic alliance of consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively with USCorp’s management.
* Draw up and Submit to the BLM the final Mining Plan of Operations ("MPO") for the Twin Peaks; Submit the MPO to the BLM;
* Submit the Final MPO on the Picacho Salton Project to the BLM.
* Begin commercial scale operations on one or more of the properties as soon as the required permits and approvals have been granted, or be acquired by a major gold mining company.
* Acquire additional properties and/or from strategic business relationships with corporations with properties as joint ventures or subsidiaries in order to advance the company’s growth plans.

* Attend and exhibit at industry and investment trade shows.
* Continue to inform the public through our investor awareness and public relations campaign including coordinated and periodic release of information to the public via press releases, company newsletter and updates to the company’s web sites.

3. Concentrations of Credit

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

4. Fair values of Financial Instruments

Cash, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at June 30, 2011 and September 30, 2010.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 1,634 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007.  As discussed in our report on form 8-K on April 27, 2011, which is incorporated herein by reference, USCorp has renegotiated the Gold Bullion Promissory Note and is no longer in default. USCorp has paid $8,500.00 to be applied to interest on the Gold Bullion Promissory Note; 1,600,000 shares of the common stock of USCorp, representing a $100,000.00 payment for the extension of the Gold Bullion Loan.

As a result of USCorp making the agreed payments the Investors have agreed to extend the maturity date of the Gold Bullion Loan until March 31, 2012.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$922,338
Fair value of loan	3,471,683
Life to date loss on unhedged underlying derivative	$(2,549,345)

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

As discussed in our report on form 8-K on April 27, 2011, which is incorporated herein by reference, USCorp has renegotiated the Convertible Debentures Notes and is no longer in default. USCorp has paid to the Investors holding Convertible Debentures $100,000.00 immediately to be applied to the principal plus 800,000 shares of USCorp common stock representing a $50,000.00 principal reduction. In addition USCorp has agreed to make a payment of $25,000.00 on or before September 30, 2011 representing a principal reduction; a payment of $25,000.00 on or before December 31, 2011 representing a principal reduction; and a payment of $500,000.00 on or before March 31, 2012 representing the remaining principal balance due on the Convertible Debentures. The Convertible Debenture which had a strike price of $.03 per share and an exercise date of August 30, 2010 have been amended to reduce the strike price to $.015 and extending the exercise date to March 31, 2012.

The Investors have agreed to extend the Maturity Date of all of the above Convertible Debentures to March 31, 2012.

All other terms of the above loan and Convertible Debentures, forms of which were filed with the Commission dated September 27, 2005 and September 28, 2008 and incorporated herein by reference remain the same.

The balance of the convertible debt at June 30, 2011 and September 30, 2010 is as follows:

	30-Jun-11	30-Sep-10

Net convertible debt payable	$550,000	$700,000

7. Issuances of Common Stock

In the first nine months of fiscal year 2011, the Company issued 34,969,631 common shares and  issued 43,764,999 warrants convertible into the same amount of common shares at exercise prices ranging from three to thirty cents per share expiring in one to two years. The Company received proceeds of $1,111,580.

In the first nine months of fiscal year 2011, the Company issued 4,416,591 shares of common stock to consultants for services rendered valued by the Company at $303,029.

In the first nine months of fiscal year 2011, holders of the preferred A stock converted 1.05 million preferred A into 8.4 million shares of common stock.

In the first nine months of fiscal year 2011, the Company issued 1,600,000 shares of common stock to pay $50,000 of the convertible debentures.

8. Common Stock Warrants

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

	2011	2010

Dividend yield	0.00%	0.00%
Risk free interest rate	1.00%	0.50%
Volatility	25.00%	39.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock warrants outstanding at March 31, 2011:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	104,684,063
Exercises	-11,776,975
Expired	-1,818,907

Outstanding at September 30, 2010	107,944,999	$0.06	1.42

Issues	43,764,999
Exercises	-35,035,000
Expired	-814,484

Outstanding at June 30, 2011	115,860,514	$0.08	0.97

9. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its officers, directors, and employees as fully explained in our Form S-8 filing dated December 29, 2009 and included herein by reference.  The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine whether an option is an incentive stock option or a non-qualified stock option when it grants the option and the option will be evidenced by an agreement describing the material terms of the option. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the market value of the common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted. The plan also provides for the payment of professionals with Class A Common Shares of the Company’s stock.

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

11. Income Tax Provision

Provision for income taxes is comprised of the following:
	30-Jun-11	30-Jun-10

Net loss before provision for income taxes	$(1,548,245)	$(1,609,314)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	3,906,961	(2,311,858)
Allowance for recoverability	(3,906,961)	2,311,858
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision  for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$3,906,961	$2,311,858
Allowance for recoverability	(3,906,961)	(2,311,858)
Deferred tax benefit	$0	$0

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

	30-Jun-11	30-Jun-10

Net loss before cumulative preferred dividend	$(1,548,245)	$(1,609,314)

Cumulative dividend preferred payable	(47,679)	(40,594)

Net loss to common shareholders	$(1,595,924)	$(1,649,908)

Weighted average	161,027,813	87,411,680

Basic & fully diluted net loss per common share	$(0.01)	$(0.02)

13. Subsequent Events

None.

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

Results of Operations

Comparison of operating results for the Nine months ended June 30, 2011 and June 30, 2010:

The Company has no revenues through the date of this report.

General and administrative expenses were $1,029,547 compared to $943,636 for the same period a year ago. Consulting costs increased from $278,075 to $712,785 in the Nine months ended June 30, 2011 compared to the same period last year, which is mainly due to an increase in business development, investor and public relations costs, most of which were paid for with stock and due to costs related to renegotiation of the Gold Bullion Loan and the Convertible Debentures as well as costs related to the transaction with Arizona Gold Corp. Administration costs decreased from $642,046 in the Nine months ended June 30, 2010 to $265,204 due to a decreased in costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

As a result of general and administrative costs, the Company experienced a loss from operations of $1,029,547 for the Nine months ended June 30, 2011, compared to loss from operations of $943,636 for the same period last year.

Interest expense loss decreased to $64,000 during the first Nine months of fiscal 2011 compared to $78,793 the first Nine months of fiscal year 2010 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $454,842 for the first Nine months of fiscal year 2011 compared to a loss of $586,885 for the same period a year ago due to the change in the price of gold over the past year as well as payments made by the Company.

Net loss for the first Nine months of fiscal year 2011 was $1,548,245 or $.01 per share compared to a loss of $1,609,314, or $.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2011 cash on hand was $895,433 as compared with $354,019 at September 30, 2010. During the first Nine months of fiscal year 2010, the Company used $642,543 for its operations compared to $907,645 for the first Nine months of fiscal 2010.

At June 30, 2011, the Company had working capital of $746,653 compared to a working capital of $354,019 at September 30, 2010. The increase is due to the Company’s on-going financing efforts.

Total assets at June 30, 2011 were $746,653 as compared to $354,395 at September 30, 2010. The increase is due to the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $3,593,973 at June 30, 2011 compared to a deficit of $3,501,837 at September 30, 2010. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and an increase in operating losses of as discussed above for the Nine months ended June 30, 2011 including decreased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

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

As a result of the above referenced discussions, and as previously reported on Form 8-K filed on June 9, 2011, and incorporated herein by reference, on March 22, 2011 USCorp through its wholly owned subsidiary USMetals, Inc. (“USMetals”) entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto (the “Agreement”) with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), Arizona Gold Founders, LLC, a private California limited liability corporation and William and Denise DuBarry Hay (collectively, “Hay”) providing for the sale of USMetals’ 172 Arizona mining claims known as the Twin Peaks Project (the “Twin Peaks Project”) to AGCAZ in exchange for 90,200,000 shares of AGC’s common stock (the “Transaction”). The Transaction between the parties was consummated in several steps.

After execution of the March 22, 2011 Agreement the parties were unable to complete the required transfers to implement the Agreement as a result of a BLM prohibition on a British Columbia corporation owning mining claims. As a result the Agreement was amended by the Assignment and Assumption Agreement which required the creation of a new Arizona corporation to be formed to hold title to the 172 mining claims and the 104 claims from AGF. Once the Arizona corporation was formed the original attempted transfers were redone into the Arizona corporation and the Agreement became effective with that event on or about May 25, 2011 with the recording with the Yavapai County, Arizona Recorder and the filing with the BLM the same date.

In exchange for the transfer of the Twin Peaks Project, USMetals was issued 90,200,000 shares of common stock of AGC. Moreover, AGC sold an additional 18,000,000 shares of its common stock for aggregate gross proceeds of $1,800,000 (“Third Capital Investment”). The parties intend that this capital shall be used to fund a drilling program and obtain Canadian compliant reports sufficient to allow for a listing of AGC’s stock to be listed on the TSX or the TSXV/V Canadian exchanges. Subsequent to the Third Capital Investment, USMetals currently owns in excess of 50.1% of the issued and outstanding common stock of AGC.

In connection with the Transaction, Mr. Dultz was elected to AGC’s Board of Directors and is a Vice President of AGC In addition, the parties agreed to not approve the issuance of stock that would cause USMetals ownership in AGC common stock to ever be less than fifty point one percent (50.1%).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During first three quarters of fiscal year 2011, the Company issued 34,969,631 shares of common stock and received proceeds of $1,111,580; 4,416,591 shares were issued for services with a value of $258,863; and 1,000,000 Series A Preferred shares were converted to 8,000,000 Class A Common shares by officers and directors of the corporation.

During first three quarters of fiscal year 2011, the Company issued 43,764,999 options to buy its common stock to the purchasers of the common stock described above. The options expire in fiscal year 2011 and 2012. Also during the first three quarters, 2,664,484 options to purchase common stock expired unexercised.

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

Convertible Debentures:

The Company  paid $100,000 towards the principle.  In addition, the Company issued 800,000 shares of common stock valued at $50,000.  The Company has agreed to pay $25,000 by September 30, 2011, $25,000 by December 31, 2011, and $500,000 by June 30, 2012.  The investors have agreed to extend the maturity date of the debentures to March 31, 2012.

Gold Bullion Loan:

The Company paid $8,500 and issued 1,600,000 shares of common stock valued at $100,000.  In return the holders of the bullion loan have agreed to extend the maturity date of the gold bullion loan to March 31, 2012.

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

USCORP
By: /s/ ROBERT DULTZ
Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: August 22, 2011