Form 10-K/A
period 2010-09-30
USCORP
filed 2011-08-24
CIK 873185

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

We are filing this third amended Form 10-K in response to certain comments the Company received from the U.S. Securities and Exchange Commission on March 1, 2011, May 9, 2011 and August 8, 2011.

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

CE
Crosby Pat.
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
August 23, 2011

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
(1)
Mr. Dultz is USCorp’s CEO and Acting CFO. There are no written employment agreements in effect for any executives, officers or directors at this time. Unwritten agreements are that executives, officers and directors who agree to serve might receive monetary compensation for employment (a) when the Company has sufficient financing and (b) if approved by the Board of Directors; however the Board of Directors has not approved any such compensation as of the date of this report. There are no additional unwritten employment agreement provisions in effect for any executives, officers or directors at this time, including no provision that cover compensation for service rendered in the past and up to the point when the Company establishes sufficient financing.

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

USCORP.

Dated: August 23, 2011	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	August 23, 2011
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	August 23, 2011
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	August 23, 2011
Carl O’Baugh

/s/ B. Keith Simerson	Director	August 23, 2011
B. Keith Simerson

/s/ Michelle Seibel	Director	August 23, 2011
Michelle Seibel