Form 10-K/A
period 2010-09-30
USCORP
filed 2011-10-13
CIK 873185

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

Documents Incorporated by Reference: The following documents are incorporated by reference herein below: (a) Our 2009 Stock Incentive Plan, filed with the SEC on form S-8 on October 29, 2009, and amended on December 29, 2009, and (b) On September 22, 2004 USCorp adopted a Code of Ethics for officers and directors of the Company, filed previously with the SEC on Form 10-KSB on November 26, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Explanatory Note

We are filing this third amended Form 10-K in response to certain comments the Company received from the U.S. Securities and Exchange Commission on March 1, 2011, May 9, 2011, August 8, 2011 and September 20, 2011.

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
September 30, 2010
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
October 11, 2011

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

(c) Adoption of Code of Ethics.

On September 22, 2004 USCorp adopted a Code of Ethics for officers and directors of the Company, filed previously on Form 10-KSB on November 26, 2004 and included herein by reference.

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

USCORP.

Dated: October 12, 2011	By:	/s/ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert Dultz	President, Chairman and CEO	October 12, 2011
Robert Dultz	and acting Chief Financial Officer

/s/ Spencer Eubank	Secretary-Treasurer	October 12, 2011
Spencer Eubank	and Director

/s/ Carl O’Baugh	Director	October 12, 2011
Carl O’Baugh

/s/ B. Keith Simerson	Director	October 12, 2011
B. Keith Simerson

/s/ Michelle Seibel	Director	October 12, 2011
Michelle Seibel