Form 10-K
period 2011-09-30
USCORP
filed 2012-01-13
CIK 873185

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP
(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4535 W. Sahara Ave, Suite 200, Las Vegas, NV 89102
(Address of principal executive offices)

(702) 933-4034
(The Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.01 Par Value

Indicate by check mark whether the Company (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of The Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of January 9, 2012, the value of such stock was $2,643,897. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on September 30, 2011: 194,966,611 shares. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on September 30, 2011: 5,060,500 shares.

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
September 30, 2011
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

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and holder of 141 unpatented lode mining claims by issuing 24,200,000 shares of Company Class A Common Stock in exchange for all of the then issued and outstanding shares of USMetals. USMetals became a wholly owned subsidiary of the Company. On March 22, 2011 USCorp through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of USMetals’ 172 Arizona mining claims known as the Twin Peaks Project (the “Twin Peaks Project”) to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock (the “Transaction”).  The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”) in Imperial County, California. Since being formed by USCorp Southwest has added additional claims for a total of 200 lode and placer claims that we refer to as the Picacho Salton Project.

Both USMetals and Southwest have acquired additional mining claims since being acquired and USCorp has performed significant exploration work, including the completion of feasibility studies, environmental, ecological and biological reports and performed drilling as described more fully below (See “USMETALS - Summary of Organization and Business” and “SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business”).

OVERVIEW

USCorp is an “exploration stage” company. The Company’s mining interests are held in the names of its wholly owned subsidiaries, USMetals, Inc. (“USMetals”) and Southwest Resource Development, Inc. (“Southwest”). USMetal’s operations center on completing exploration and beginning development of the mining property known as the Twin Peaks Project and the mining properties which the Company refers to as the Picacho Salton Project. The Company has realized no revenues from operations to date.

The Company, through its wholly-owned subsidiary, USMetals, owns 276 unpatented mining claims in the Eureka Mining District of Yavapai County, Arizona, called the Twin Peaks Project; and through its wholly-owned subsidiary, Southwest, owns a total of 200 unpatented mining claims in the Mesquite Mining District of Imperial County, California, called the Picacho Salton Project.

A. RECENT DEVELOPMENTS.

We have included in this discussion of Recent Developments summaries of recent press releases, without providing updating or clarifying statements about what we said at the time of the press release. Additional information, including updates and clarifications, if any, follow in subsequent paragraphs and in other sections of this Report.

At the beginning of Fiscal 2011, in October 2010, we announced signing a Joint Venture Agreement. In November we relased additional details about the agreement and on February 2, 2011 we revealed the agreement was with Yasheng Group, a Chinese agricultural conglomerate, and that we had terminated the agreement due to the failure of Yasheng to perform. Under the terms of the agreement, failure to perform by either party within the stated time period unwound the terms, conditions, obligations and duties of the agreement between the parties so that neither party was harmed by having entered into the terminated agreement.

Later in February we entered into an agreement with Constellation Asset Advisors, after they had completed months of extensive due diligence regarding USCorp and our mining properties, however after we determined they would not be able to assist us, we terminated the agreement amicably.

In March we disclosed information about the OTC Markets and the inclusion of USCorp’s Class A Common Stock in the OTC Markets’ OTCQB trading platform.

In April we were pleased to announce a significant renegotiation and reduction of our debt. We are no longer in default on our debentures or gold bullion loan. We have paid down our debenture debt from $700,000 to $550,000; negotiated a payment schedule of an additional $50,000 which was paid in December, 2011; and we have renegotiated the due dates for the remaining amounts due on the debentures and our gold bullion loan until March 31, 2012.

One of the most significant events of the year was announced on June 13, 2011: Our agreement with Arizona Gold Corp (“AGC”) and its wholly owned subsidiary, AGC Corp (“AGCAZ”) to finance and complete the exploration and development of our Twin Peaks Project mining claims group. The transfer of the mining claims to AGCAZ was consummated in stages in order to protect USCorp shareholders’ investment in the development of the Twin Peaks Project. Later that month we introduced the Board Members of AGC and the project management team as well as the expansion of the Twin Peaks Project as follows:

William Hay, Chairman, holds an MBA from Queens University in Canada and has an engineering degree in Mathematics. Mr. Hay was the co-founder and CEO of Thane International, a global direct marketing company with over 200 employees and grossing $400 million (USD) a year in revenue, with office locations in La Quinta, Toronto, London, Frankfurt, Sydney, Copenhagen and Mexico City from 1990 to 2005. Moving on from 2005 to present, Mr. Hay served as the chairman of the board of directors and president of Direct Marketing Holdings, which served as a parent company to Thane International. He also serves as manager at Kilauea Ohana Plantation, LLC.

Denise Dubarry-Hay, Secretary and Treasurer and Director, was also co-founder of Thane International. She has also served as director of the Palm Springs International Film Festival, Thane International, Electric Retailers Association, Woman’s Leader’s Forum and many more. Personal projects that Dubarry developed grossed over $1 billion (USD); she has a powerful sense of what works in the market and a track record to prove it.

Mark Peterson is an economic geologist with over 27 years of mining industry experience. He is currently vice president of exploration of New Gold Inc., an intermediate gold producer which is projected to produce over 1 million ounces of gold this year. Mr. Peterson previously held positions as VP of exploration for Metallica Resources Inc., as well as exploration geologist with Lac Minerals Inc.

J. Robert Swidler, Director, holds an MBA from Cornell University and a Bachelor’s of Communications from McGill University. Mr. Swindler is affiliated with Egon Zehnder International, the worldwide executive search firm and management consultant. He is formerly founder and president of J. Robert Swidler, Inc., Montreal/Toronto; and a partner at Touche Ross & Co./P.S. Ross & Partners, Management Consultants in Montreal.

Dean Belbas, Director, retired as a senior VP of General Mills after 41 years with the company. He worked in public relations, consumer goods marketing and corporate and investor communications. Mr. Belbas also served on the board of directors on NASDAQ companies, three private companies and a privately held trust company.

Robert Dultz serves AGC as Vice President. His biographical information appears under Management.

Since its inception some 42 years ago, Pincock Allen & Holt, (http://www.pincock.com) part of Runge Limited, has earned a reputation as a premier international consulting and engineering firm. They are one of the oldest and most respected organizations within the mining and energy consulting community. Pincock Allen & Holt has an unparalleled reputation for integrity and for technical, commercial, and engineering excellence. Its corporate resume includes more than 3,900 successfully completed assignments for many of the world’s foremost precious metal, base metal, industrial mineral, coal and energy operations. Pincock Allen & Holt reports are widely used to secure project financing and successfully undergo reviews and audits.

USCorp originally had 141 unpatented mining claims on Bureau of Land Management ground controlled by USMetals. The claims covered an area of 2,820 acres. Over the years USCorp added 31 additional claims to bring the total to 172, and following the strong recommendations of Pincock Allen & Holt, AGC added an additional 104 claims west of the original claim block to cover several new vein systems lying outside the original 141 claim boundary.

In July we released the result of assays of grab samples made by PAH’s Bart Stone. Surface grab samples in the area provided assay results that confirmed our original expectations for the area. In a grab assay situation, one would be very happy if 20% of the samples showed the presence of gold and silver. Assay results from samples taken over a period of several weeks in the Spring of 2011 and prepared by highly respected Jacobs Assay Office, established in 1880, indicated that of the 105 samples 48 of them or 45.7% showed the presence of gold above 0.10 per ounce ton and/or silver above 0.25 per ounce per ton. Some selected examples of these assays include:

Samples	Gold oz/t	Silver oz/t
QDER	.010	17.95
PIC	.002	.45
SDW2	1.152	1.05
WASSAMI*	.736	23.35
BSOC1	.902	53.00
WENCRBS (duplicate)	.380	.40
WCQZ	.599	.25
DUPLICATE WCQZ	.663	.60

*taken from sand/gravel at base of dike

The above assays are primarily those taken from the new claim area recommended by Pincock Allen & Holt and secured by the Company.

Later in July we received approval of our Mining Plan of Operations from the Bureau of Land Management that is an expansion of the previously approved 3 Phase program in order to include sections of the recently expanded Twin Peaks Project.

In August we released a summary of a report by PAH’s chief geologist Bart Stone regarding the geology of the Twin Peaks Project claims. The conclusions of that report are significant: PAH concluded that the Twin Peaks property has definite upside potential, that “a potential 5,000,000 tons or more of resources” [gold and silver] resides in three lengthy quartz vein structures, including two discovered during PAH's site visit, and that other gold and silver mineralization [that is, gold and silver bearing ore] also occurs at fault intersections, and in known historic workings on the property.

In October we announced that drilling would be conducted by Boart Longyear Drilling (“Boart Longyear”), the leading provider of mineral exploration drilling services and drilling products in the world. Boart Longyear is the only integrated drilling services and products provider, combining engineering excellence, global manufacturing facilities and the most experienced drilling services group in the business…With over 120 years of global mineral exploration expertise and the most innovative products in the market.

In November we launched our new web site, www.uscorpgold.com and published a letter to our shareholders that summarized our accomplishments over the past year. A few days later we announced that drilling had begun on our Twin Peaks Project and that the areas that are being drilled include those identified in a Pincock Allen & Holt (PAH) report. According to that report, the property is believed to have definite upside potential with gold and silver mineralization occurring at fault intersections, in known historic workings on the property and in five extensive mineralized quartz vein structures, including four that were discovered in the past year.

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

The Company’s plan of operation and business objectives are to engage in (a) the precious metals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would complement the Company’s existing or proposed operations. All of the Company’s California mining claims are held by its wholly owned subsidiary Southwest Resource Development, Inc. As discussed in this report, the Company’s interest in its Arizona mining claims are now held by AGC Corp, an Arizona corporation that is a private, wholly owned subsidiary of Arizona Gold Corp, a private British Columbia corporation.

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals and its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties. The company has recently expanded the Twin Peaks Project to a total of 276 Lode and Placer claims.

The Twin Peaks Mining Claims of USMetals, are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of these Mining Claims, more commonly referred to as the “Twin Peaks Project”, are the historic sites of the Crosby, Hayes, Swiss Belle and Gloryhole Mines, past producers of gold and silver. The Twin Peaks Project claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. There are tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects which abut the Twin Peaks property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

The Santa Maria River traverses the Mining Claims and USMetals  is the only company that holds water rights to that section of the river, a valuable asset for a mining company in this arid country.

All of the Twin Peaks’ mining properties are unpatented mining claims; consequently, the Company has only possessory title with respect to such properties. The claims were duly transferred by official deed from the prior owner to USMetals on March 22, 2002 and from USMetals to AGCAZ in May 2011. The real property upon which the Twin Peaks claims are located is subject to a paramount lien by the United States of America; all of the Company’s claims are subject to the applicable rules and regulations of the United States Department of the Interior, Bureau of Land Management, which administers our use and activities on said Mining Claims. The Company has paid all of the required fees in order to maintain the Twin Peaks Mining Claims for the current periods. All of the necessary documents and affidavits have been filed with the Yavapai County Recorder.

The Company and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting and/or independent contractor relationships with Pincock Allen & Holt (“PAH”) Boart Longyear, LLC, Image2Map Services, LLC, Harris Drilling Company, ALS Chemex, SGS Labs, Country Chemist, and the 129-year-old Jacobs Assay 1880 with offices in Tucson, AZ. that has been recognized by the Bureau of Land Management; Laguna Mountain Environmental, Biozone, Inc. and Wondjina Research Institute. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals  material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting the Company and USMetals to develop the Mining Claims, and, to date, the abovementioned contractors have provided invaluable assistance to The Company’s senior executive management in evaluating the potential represented by the Twin Peaks Mining Claims.

The Company in 2007 completed a feasibility study on the Twin Peaks Project that identified mineralized material on the property. During fiscal 2009 we completed Phase 1, Phase 2 and Phase 2.5 of a 3-phase drilling program. For a summary of the results of that drilling program please see “Recent Developments” in our Form 10-K for period ending September 30, 2009 and 2010 respectively. Currently we are in the process of completing Phase 3 of the 2008 drilling program. And completion of the drilling program on the recently acquired additional 104 unpatented mining claims. The current drilling program includes recent discoveries made on the 172 original claims.

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”). This claims group has been expanded to a total of 200 claims consisting of 30 placer claims and 170 lode claims, on approximately 5,760 acres Some of the placer and lode claims cover the same ground.  The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferrous metals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. All of the remaining claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 8 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 200 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. A feasibility study that identified mineralized material on the Picacho Salton Project was prepared in 2007. The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan of Operations to drill to the Bureau of Land Management who completed their review of the Plan.

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

In 2008 we submitted a Mining Plan of Operations (MPO) to the Bureau of Land Management (BLM) to conduct a 3-phase drilling program. Our MPO has been approved by the BLM. (see “Recent Developments”)

Property descriptions, locations and nature of ownership.

Picacho Salton Project consisting of 200 Lode and Placer Claims in the Mesquite Mining District of Imperial County, California, U.S.A. The Claims group is situated on approximately 5,760 acres (see maps below). Some of the most recently added property has common borders to Southwest’s other gold properties. Means of access to the eastern most portion of the property is by an unmarked private dirt road, south of Picacho State Park. Access to other portions of the property are also by various unmarked dirt roads, please see Maps below.

In Arizona the 276 unpatented lode and placer mining claims, covers 5,520 acres, which the Company refers to as the “Twin Peaks Project”. These claims are located in the Eureka Mining District of Yavapai County, Arizona, U.S.A. Access to the property from the west is by county maintained and private dirt roads from Highway 93 (connecting Phoenix, Arizona with Las Vegas, Nevada).

The Company pays an annual Maintenance Fee payment to the Bureau of Land Management (“BLM”) for each of its claims. Maintenance Fee payments of $140 per claim are due on or before August 31 each year.

Maps indicating the locations of our properties.

1In this Map the boxed areas represent the approximate locations of the company’s Picacho Salton Project mining claims in the Mesquite Mining District of Imperial County, California.

2 The number “1” in the map is the approximate location of our Twin Peaks Project claims. The Picacho Salton claims are represented by the number “2” in this map.13

3This map shows the Twin Peak Project claims group outlined in Blue. Shaded areas indicate areas of historical exploration work during the past 30 years.

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

Twin Peaks Project Claims Group: The Company has conducted exploration work on the property, including drilling 3,000 feet of core samples in 2002 (in addition to 10,000 feet drilled by prior owners) and road improvements to repair and create dirt road accesses to the property, and re-stake all claims using GPS. The Company relies on geological work of experts performed by us and under prior ownership in support of our reports of the presence of gold, silver, uranium and other mineralization on the property. In 2007 we completed a feasibility study on the Twin Peaks Project that identified mineralized material. In December 2007, we received a Cultural Resource Survey (an archeological report) for proposed drill sites as part of the Company’s application filed in August 2007 with the BLM to conduct additional drilling to prove up reserves. In August and September and October of 2008 5,000 feet of holes were drilled using reverse circulation drilling, completing Phase One, Phase Two and Phase 2.5 of our current drilling program. During the Phase 1 drilling program the Company participated in a multi-agency test program of the NITON pXRF. The handheld device is purportedly capable of analyzing an ore sample and providing an immediate analysis of all minerals present above an atomic weight of 12. Certified assay results from the labs of samples taken during the Phase 1 and 2 drilling program and the preliminary results produced by the NITON pXRF were compared. The comparison was inconclusive regarding the usefulness of the device in exploration activities. The Company is not conducting mineral extraction operations on this property yet.

In 2011 the BLM approved a revised Mining Plan of Operations for an expanded drilling program on the Twin Peaks Project. Boart Longyear, the drilling company that conducted our Phase 1, 2 and 2.5 drilling programs, has been conducting the revised drilling program, which began in November 2011 and is scheduled for completion by March 2012.

Regarding the Picacho Salton Project Claims Groups in the Mesquite Mining District of Imperial County: On November 1, 2006 USCorp announced the acquisition of what we then referred to as the “Picacho Salton Mining Property”, through its wholly owned subsidiary Southwest. Situated on approximately 5,760 acres covering 200 mining claims of precious metal properties and located in the Mesquite Mining District of Imperial County, California, some of these newly acquired claims have common borders to USCorp’s Picacho Gold Property. The Company’s California properties are now collectively known as the Picacho Salton Project. The Company has performed exploration work on the property. The Company relies on geological work of experts performed by us and work performed by experts under prior ownership in support of our early reports of the presence of gold and silver on the property. The Company completed a feasibility study in 2007 that identified mineralized material on the Picacho Salton Project. Our MPO has been approved by the BLM. (see “Recent Developments”). There are no current mineral extraction operations on this property. The proposed program is exploratory in nature.

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

In regards to the Twin Peaks Project, past geologic valuations have been confirmed by recent geological work as reported in the 2007 feasibility study on the project indicating mineralized material on claims within the boundaries of the Twin Peaks. The Company uses these historical and current reports in support of its determination that economically viable mineralization is present on the properties.

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

Phases 1, 2 and 2.5 of the Twin Peaks drilling program have been completed as of the date of this Report. Pincock Allen & Holt has done further exploration on the Twin Peaks property, and designed a drilling program on selected claims within the Twin Peaks claims group which the BLM has approved; financing has been obtained, and drilling started in November 2011 with completion expected in March 2012.

Test Production Program Budget and Plan

We have plans for Test Production in order to perfect the methods to be used in commercial scale heap leach mining or other appropriate mining method. We have received a Test Production plan and budget for the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County from one of our Consulting Geologists that is summarized as follows:

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

The Company has relied upon a number of studies by companies that are not presently affiliated or associated with USCorp to determine the feasibility and valuation of USCorp’s pursuit to develop its Mining Claims. These studies are comprised of several exploration techniques, such as geological and geophysical surveys, drilling, and excavations, in order to determine the economic potential, and subsequent exploration and mining, of the Claims. These different firms have utilized varied means to calculate the potential of the exploration and development of the Twin Peaks Project’s Mining Claims.

Early Exploration Conducted and Valuations.

The Twin Peaks Project: Past geological studies indicate that beginning in 1981 a geologist performed certain exploratory drillings in order to obtain samples of the contents from the Crosby Mine Site No. 6, located Yavapai County, Arizona (one of the claims in in what is now called the Twin Peaks Project). The geologist drilled 28 core drill holes on a grid the Crosby claim site. His report was based on 200-foot depth cores. This area was 18,519 cubic yards, or approximately 20,000 tons of mineralized material. The total area that was drilled was 1,500’ x 600’ x 200’. A total of 744 core samples were taken from the 6,000-foot of core hole drillings. The samples were assayed for gold and silver.

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

Recent Exploration and Samplings

The 2008 geological surveys confirmed prior geological reports. It was verified that the Twin Peaks Project is on a mineralized structure and flat zone with gold and silver carrying mineralization.

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

In 2011 Pincock, Allen & Holt’s Chief Geologist, Bart Stone, conducted an examination of the Twin Peaks project, including the newly added 104 claims located west of the historical claims group.

The PAH Geological Summary contained the following points:

(1)
GEOLOGIC FORMATION. "The Twin Peaks project is situated in the faulted border zone between the Colorado Plateau and the Southern Basin and Range Province of the North American Craton (Craton: a large, stable block of the earth's crust). Pegmatites are abundant and reach lengths of dozens of feet and widths of up to 10 feet. Typical mineralogy of the pegmatites includes large Muscovite books, black tourmaline crystals, quartz crystals, and orthoclase and plagioclase class feldspars." (Pegmatites: coarse-grained, igneous rocks, usually granite, characterized by large well-formed crystals, and often contain rare elements.)

(2)
GEOLOGIC ORIGIN OF PRECIOUS METAL MINERALIZATION AT TWIN PEAKS. "Localized faulting has led to Cretaceous and Tertiary volcanic activity and epigenetic hypogene enrichment." Epigenetic refers to ores and mineral products introduced into their surrounding rocks after the rocks themselves had already come into existence. Hypogene enrichment (in a deeper layer) is significant because a mineral of supergene origin (from a more superficial layer) is likely to disappear within a few hundred feet of depth. If the relative proportion of supergene to hypogene ore minerals can be estimated (by Phase 3 drilling and assay), the ratio gives a basis for estimating the grade of ore that will be expected in the primary zone below the reach of enrichment.

(3)
ASSAY RESULTS IN SUPPORT OF GEOLOGY. PAH noted that "…good gold values were found near the contact between the Tertiary plug and the underlying granitics just to the south of the Hayes mine area…" PAH also noted large pegmatite veins and structural fault zones with gold and silver at various dip and strike angles. Examples of assay results are given in our July 18, 2011 press release.

(4)
ORE TYPE. Gold and silver mineralization in the claims area is characterized by massive white Drusy quartz with relict sulfide casts. Drusy quartz veins are typical of precious metal systems worldwide. Two extensive drusy quartz veins carrying gold and silver mineralization were discovered during PAH's site visit in addition to other gold and silver deposits found at fault intersections and in known historical workings on the property.

(5)
ESTIMATION OF PRECIOUS METALS AT TWIN PEAKS. PAH concluded that the Twin Peaks property has definite upside potential, that “a potential 5,000,000 tons or more of resources” [gold and silver] resides in three lengthy quartz vein structures, including two discovered during PAH's site visit, and that other gold and silver mineralization [that is, gold and silver bearing ore] also occurs at fault intersections, and in known historic workings on the property.

As discussed herein, Boart Longyear has been contracted to complete the revised Phase 3 Drilling program that now includes additional drilling targets in the newly added claims group. This program began in November 2011 and we expect to complete this drilling program in March 2012. Selected assay results may be reported during the drilling period.

The geological justification for the exploration project at the Picacho Salton Project claims is that there is visible gold in the ground and past geological studies have found gold and silver at various locations within the boundaries of the claims groups.

In 2007 we conducted additional exploration, testing; GPS locating, surveying and re-staking of all claims; adding a total of 77 significant claims to the group of which 70 claims are primarily gold bearing and seven claims, approximately 140 acres, are Pink Rhyolite (decorative rock) and construction grade aggregate. The Company commissioned a feasibility study covering the mining claims, that says in part: “The feasibility study operating plan assumes an open caste quarry type operation containing [mineralized material]. The plan anticipates conventional truck and shovel mining techniques. Processing to be phased according to ore type and permit approvals. Initial capital costs are anticipated to be $13,790,300 all amounts are in U.S. Dollars.”

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity.

Based on the above referenced feasibility study the exploration timetable and budget for the Twin Peaks Project is as follows:

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

Funding will be by equity or debt financing in the form of private placements, working interest joint venture, farm outs, sale or mergers, and/or gold bullion loans in the United States, Europe and Asia. To date we have received the proceeds from a gold bullion loan in the amount of $635,000 as previously reported in Current Report on Form 8-K dated September 27, 2005, in addition to proceeds from private placements and proceeds from convertible debentures. We continue to pursue additional sources of financing. (see “Recent Developments”)

Identification of who will be conducting any proposed exploration work, and a discussion of their qualifications.

The Company is utilizing the services of Boart Longyear Drilling, Image2Map Services, Inc., and Pincock Allen & Holt, for exploration and geological work on the Company’s properties. Given adequate financing we intend to use additional qualified mining consultants and engineers subject to their availability and willingness and our need, but we have not contracted with any other vendors as of the date of this Report.

Boart Longyear is the leading provider of mineral exploration drilling services and drilling products in the world. The Company is the only integrated drilling services and products provider, combining engineering excellence, global manufacturing facilities and the most experienced drilling services group in the business. With over 120 years of global mineral exploration expertise and the most innovative products in the market, Boart Longyear ultimately delivers unmatched reliability, productivity and safety to the worksite.

Since its inception some 42 years ago, Pincock Allen & Holt, (http://www.pincock.com) part of Runge Limited, has earned a reputation as a premier international consulting and engineering firm. They are one of the oldest and most respected organizations within the mining and energy consulting community. Pincock Allen & Holt has an unparalleled reputation for integrity and for technical, commercial, and engineering excellence. Its corporate resume includes more than 3,900 successfully completed assignments for many of the world’s foremost precious metal, base metal, industrial mineral, coal and energy operations. Pincock Allen & Holt reports are widely used to secure project financing and successfully undergo reviews and audits.

Image2Map Services, Inc. provides image processing and geological interpretations of satellite and aerial imagery to mining and minerals exploration companies worldwide. The company specializes in spectral interpretation to locate potential hydrothermal alteration targets and structure interpretation to locate potential lineaments and circular structures potentially related to mineralization of metallic deposits.

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

In the context of environmental compliance and permitting, including the approval of reclamation plans, The Company must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implemented by the applicable regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that a company would not proceed with the development of a project or the operation or further development of a mine. Laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly changing at all levels of government and are generally becoming more restrictive and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

The Environmental Protection Agency (“EPA”) continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act (“RCRA”). The difficulty is that many Federal laws duplicate existing state regulations.

Mining companies in the United States are also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act (“ESA”) which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on The Company of these revisions is not clear at this time. Environmental laws and regulations enacted and adopted in the future may have a significant impact upon our future operations.

Reclamation plans which are approved by various environmental regulatory authorities are subject to on-going review and modification. Although the Company’s management believes that the reclamation plans developed and implemented for its mine sites are reasonable under current conditions, any future re-determination of reclamation conditions or requirements could significantly increase USMetals’ and Southwest’s costs of implementation of such plans.

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

Competition.

There is aggressive competition within the minerals industry to discover and acquire properties considered to have commercial potential. The Company will compete for promising gold exploration projects with other entities, many of which have greater financial and other resources than The Company. In addition, The Company will compete with other firms in its efforts to obtain financing to explore and develop mineral properties including the claims it already owns. Further, the mining industry is typified by companies with significantly greater financial resources and market recognition than the Company. At present, USCorp is not a significant factor within this industry.

Employees and Independent Contractors.

As of the date of this Annual Report, the Company did not employ any persons other than its executive officers, an Administrative Assistant, and occasional clerical help.

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized as principal consultant and advisors: Boart Longyear Drilling, Harris Drilling, Pincock Allen & Holt, and Image2Map Services which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries.

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

Shares Eligible for Future Sale. A total of  194,996,611 shares of Voting Class A Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately  156,978,318 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC revised Rule 144, effective February 15, 2008, which shortens the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

We have issued an aggregate of $700,000 principal amount of convertible debentures (the “Debentures”). These Debentures were issued over a period of two years and accrue interest at the rate of 4% or 5%. The conversion price for these Debentures is $0.125 per share and may be converted into an aggregate of 5,600,000 shares of our common stock. As of the date of this report we have paid down $125,000 of the debentures and the due dates have been extended to March 2012.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s securities are quoted on the OTC Markets and as of December 27, 2003 the Company’s shares are also traded on the Third Segment of the Berlin Stock Exchange under symbol UCP.BER, WKN # A0BLBB. As of May 11, 2006 USCorp’s Class B Non-Voting Common Shares have been included in the Deutche Boerse Exchange trading within the Open Market (Freiverkehr) under the Symbol “U9C.F” and the WKN# is A0JEQQ.

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2009	0.07	0.03
Quarter ended March 31, 2010	0.22	0.02
Quarter ended June 30, 2010	0.07	0.03
Quarter ended September 30, 2010	0.07	0.02
Quarter ended December 31, 2010	0.13	0.05
Quarter ended March 31, 2011	0.08	0.04
Quarter ended June 30, 2011	0.08	0.04
Quarter ended September 30, 2011	0.10	0.04

On January 6, 2012 the reported closing price for the Company’s common stock was $0.05 per share; there were approximately 1,200 record holders of the Company’s shares.

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

Fiscal 2011 sales of unregistered securities:

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

During fiscal year 2011, the Company issued 41,594,631 common shares with 41,594,631 warrants attached convertible into the same amount of common shares at a weighted average exercise price of $0.11 expiring in 2011 and 2012.  The Company received proceeds of $2,907,580.

During fiscal year 2011, the Company issued 5,016,591 shares of common stock to consultants for services rendered valued by the Company at $358,430.

During fiscal year 2011, holders of the preferred A stock converted 1.05 million preferred A into 8.4 million shares of common stock.

During fiscal year 2011, the Company issued 3,200,000 shares of common stock to extend the maturity date of the Gold Bullion Loan discussed in Note 5.

During fiscal year 2011, the Company issued 800,000 shares of common stock to pay $50,000 of the convertible debentures discussed in Note 6.

Sales of Securities Table:

Class	Registered Securities	Unregistered Securities
Registration or Exemption	Registered Form S-8	Regulation D, Rule 144
Common A	3,173,037	59,326,579
Warrants to purchase Common A	0	42,764,999

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2011, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties including the current drilling program, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 476 claims owned by the Company is $140 per claim for a total annual cost of $66,640.

All of the Company’s mining claims are held through its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc. Pincock Allen & Holt has agreed to continue to supervise and direct the work of the Twin Peaks Project Team.

The Company owns 276 unpatented mining claims totaling 5,520 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered. The previous owners started acquisition of this claim group in the early 1940s and by the mid-1980s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precious metals and complex ores.

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

The Company, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 200 unpatented lode and placer mining claims totaling approximately 5,760 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The majority or most of the exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precious metals.

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

I. Results of Operations

Comparison of operating results.

The Company has not yet commenced commercial operations and has had no revenues from operations.

General and administrative expense for fiscal 2011 was $1,919,947 compared to $912,984 for last year, an increase of  $1,006,990.  Every category increased due to the effect beginning work on the Twin Peaks Project. Administrative and professional fees nearly tripled from $37,410 in 2010 to $108,930 in 2011; consulting costs increased from $215,278 in 2010 to $451,080 in 2011; Administration expenses increased from $605,229 for fiscal 2010 compared to $991,835 for 2011. The increase in all costs was a direct result of the development of the Twin Peaks Project and associated increase in administrative expenses, including clerical costs, equipment purchases, consultant and professional fees and space rental costs.

As a result of general and administrative costs, the Company experienced a net loss from operations of $912,984 for the year ended September 30, 2010 compared to loss from operations of $1,919,174 for the year ended September 30, 2011.

After interest expense in fiscal 2010 of $116,593, compared to $179,796 in fiscal 2011, the Company realized a net loss for fiscal 2010 of $2,203,184 as compared to a net loss of $3,086,774 for fiscal 2011. This loss translated into a loss of $.02 per share for fiscal 2010, compared to a loss of $.02 per share for fiscal 2011.

II. Discussion of Financial Condition: Liquidity and Capital Resources

At September 30, 2010 cash on hand was $354,019 as compared with $1,686,996 at September 30, 2011.

The increase in cash is due to the following factors: Operations used $1,450,287, we purchased office equipment of $29,816, we issued common stock for $2,907,580, we received subscriptions on our common stock of $30,500, and we paid down the convertible notes by $125,000.

Total assets at September 30, 2010 were $354,395 as compared to $1,829,340 at September 30, 2011.

The Company’s total stockholders’ deficit changed from $3,501,837 at September 30, 2010 to $3,064,601 at September 30, 2011. The increase was mainly due to the issuance of common stock for $2,907,580, the issuance of stock for services $3,658,430, the issuance of stock to extend debt maturities of $208,000, the issuance of stock to pay debenture of $50,000, and a net loss of the year for the year of $3,086,774.

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

As of the date of this report the company intends to file its first quarter of fiscal 2012 report on form 10-Q for October 1, 2011 to December 31, 2011 with the SEC. In the event that enough additional money for operations is not received the Company may discontinue filing with the SEC due to the relatively high costs in terms of money and legal, accounting, clerical and administrative man-hours of preparing these reports and being a fully reporting company. In that event we expect our Class A and Class B shares to be disqualified from trading in Germany on the Deutche Boerse exchanges. We expect our Class A common shares would continue trading in the United States on the OTC Markets Pink Sheets.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of September 30, 2011, the Company's internal control over financial reporting is effective.

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
Monmouth Beach, NJ 07750

Tel. 732-229-7723

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of USCorp.

We have audited the accompanying consolidated balance sheets of USCorp as of September 30, 2011 and 2010, and the related s consolidated statements of operations, consolidated stockholders' equity, and consolidated cash flows for each of the two years in the period ended September 30, 2011, and from inception to September 30, 2011. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USCorp as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2011, and from inception to September 30, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\Donahue Associates LLC
Monmouth Beach, N.J.
January 12, 2012

USCorp
(an Exploration Stage Company)
Consolidated Balance Sheets
As of September 30, 2011 and September 30, 2010

	30-Sep-11	30-Sep-10

ASSETS

Current assets:
Cash	$1,686,996	$354,019
Deferred charge	116,204	0
Total current assets	$1,803,200	$354,019

Other assets:
Property & equipment- net	26,140	376

Total assets	$1,829,340	$354,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$147,539	$65,468
Gold bullion loan	4,061,340	3,016,841
Convertible debentures payable	581,700	700,000
Subscriptions payable	30,500	0
Total current liabilities	$4,821,079	$3,782,309

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 10,000,000 shares authorized, 3,993,750 shares issued and outstanding at September 30, 2010 and 2,943,750 at September 30, 2011	4,304	5,365
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2010 and September 30, 2011, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2010 and 5,060,500 at September 30, 2011	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 135,955,389 shares at September 30, 2010 and 194,966,611 at September 30, 2011	$1,949,667	$1,359,555
Additional paid in capital	15,804,892	12,870,994
Accumulated deficit - exploration stage	(20,819,160)	(17,732,386)
Total shareholders' deficit	(3,064,601)	(3,501,837)

Total Liabilities & Shareholders' Deficit	$1,829,340	$354,395

See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statements of Operations
For the Years Ended September 30, 2011 and September 30, 2010
and from Inception, May 1989 through September 30, 2011

			Inception
	30-Sep-11	30-Sep-10	to Date
General and administrative expenses:
Consulting	$451,080	$215,248	$7,425,831
Administration	991,835	605,229	7,652,621
License & claim development expenses	368,129	55,097	615,688
Professional fees	108,930	37,410	823,063
Total general & administrative expenses	1,919,974	912,984	16,517,203

Net loss from operations	$(1,919,974)	$(912,984)	$(16,517,203)

Other income (expenses):
Interest income	285	0	8,193
Interest expense	(179,796)	(116,593)	(1,228,358)
Gain (loss) on unhedged derivative	(987,289)	(1,173,607)	(3,081,792)

Net loss before provision for income taxes	$(3,086,774)	$(2,203,184)	$(20,819,160)

Provision for income taxes	0	0	0

Net loss	$(3,086,774)	$(2,203,184)	$(20,819,160)

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	168,514,462	92,355,392

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2011 and September 30, 2010
and from Inception, May 1989 through September 30, 2011

			Inception
	30-Sep-11	30-Sep-10	to Date
Operating Activities:
Net loss	$(3,086,774)	$(2,203,184)	$(20,819,160)
Adjustments to reconcile net income items not requiring the use of cash:
Consulting fees	414,069	302,670	5,301,532
Depreciation expense	4,052	654	21,231
Interest expense	265,210	116,593	1,250,199
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	987,289	1,173,607	3,081,792
Changes in other operating assets and liabilities :
Deferred charge	(116,204)	0	(116,204)
Accounts payable and accrued expenses	82,071	16,345	147,539
Net cash used by operations	$(1,450,287)	$(593,315)	$(8,083,606)

Investing activities:
Purchase of office equipment	$(29,816)	$0	$(47,371)
Net cash used by investing activities	(29,816)	0	(47,371)

Financing activities:
Issuance of common stock	$2,907,580	$1,001,369	$8,133,525
Issuance of preferred stock	0	0	68,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	30,500	(96,383)	30,500
Issuance (payment) of convertible notes	(125,000)	0	575,000
Advances received (paid) shareholder	0	23,821	0
Net cash provided by financing activities	2,813,080	928,807	9,817,973

Net increase (decrease) in cash	$1,332,977	$335,492	$1,686,996

Cash balance at beginning of the fiscal year	354,019	18,527	0

Cash balance at September 30th	$1,686,996	$354,019	$1,686,996

Supplemental disclosures of cash flow information:
Interest paid during the year	$0	$0
Income taxes paid during the year	$0	$0
See the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception in May 1989

		Common
	Common	Par	Paid in	Accumulated		Stock
	Shares	Value	Capital	Deficit	Total	Price *
Inception	0	$0	$0	$0	$0

Issuance of common stock	84,688	847	1,185,153		1,186,000	$0.07

Net income fiscal 1990				520,000	520,000

Balance at September 30, 1990-unaudited	84,688	$847	$1,185,153	$520,000	$1,706,000

Net income fiscal 1991				1,108,000	1,108,000

Balance at September 30, 1991-unaudited	84,688	$847	$1,185,153	$1,628,000	$2,814,000

Issuance of common stock	472	5	32,411		32,416	$0.22

Net income fiscal 1992				466,000	466,000

Balance at September 30, 1992-unaudited	85,160	$852	$1,217,564	$2,094,000	$3,312,416

Net loss fiscal 1993				(3,116,767)	(3,116,767)

Balance at September 30, 1993-unaudited	85,160	$852	$1,217,564	$(1,022,767)	$195,649

Net loss fiscal 1994				(63,388)	(63,388)

Balance at September 30, 1994-unaudited	85,160	$852	$1,217,564	$(1,086,155)	$132,261

Net income fiscal 1995				(132,261)	(132,261)

Balance at September 30, 1995-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

Net loss fiscal 1996				0	0

Balance at September 30, 1996-unaudited	85,160	$852	$1,217,564	$(1,218,416)	$0

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

USCorp
(an Exploration Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From Inception in May 1989
(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	606,126	11,815,464	(14,235,965)	(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	743,195	12,183,315	(15,529,202)	(2,602,692)

Issuance of common stock	43,457,363	434,574	566,795		1,001,369	$0.02
Issued stock for services	8,778,566	87,786	214,884		302,670	$0.03
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	1,359,555	12,870,994	(17,732,386)	(3,501,837)

Issuance of common stock	41,594,631	415,946	2,491,634		2,907,580	$0.07
Issued stock for services	5,016,591	50,166	308,264		358,430	$0.07
Issued stock to extend debt maturities	3,200,000	32,000	176,000		208,000	$0.07
Issued stock to pay debenture	800,000	8,000	42,000		50,000	$0.06
Converted preferred A stock	8,400,000	84,000	(84,000)		0
Net loss for the year				(3,086,774)	(3,086,774)

Balance at September 30, 2011	194,966,611	$1,949,667	$15,804,892	$(20,819,160)	$(3,064,601)
*- Price adjusted for stock splits                          Please see the notes to the financial statements.

USCorp
(an Exploration Stage Company)
Notes to the Consolidated Financial Statements
For the Years Ended September 30, 2011 and September 30, 2010

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and its 141 unpatented mining claims in Yavapai County Arizona. USMetals and its 141 unpatented mining claims known as The Twin Peaks Project now consists of 268 unpatented Lode and 8 Placer Claims. In addition, The Company, through its subsidiary Southwest Resource Development, Inc., owns 200 unpatented Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

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

Consolidation- the accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances have been eliminated.

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

Cash- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

Long Lived Assets- The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Property and Equipment- Property and equipment are stated at cost. Depreciation expense on equipment is computed using the straight-line method over the estimated useful life of the asset, which is estimated at three years.

Income taxes- The Company accounts for income taxes in accordance with generally accepted accounting principles which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the consolidated financial statement and income tax bases of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets and liabilities to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities.  It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2011, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  All tax returns from tax years 2007 to 2010 are subject to IRS audit.

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

Recent Accounting Pronouncements:

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”).  In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Company’s consolidated financial statements.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its consolidated financial position or consolidated results of operations.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted to the Bureau of Land Management and is being reviewed by them. A drilling plan for the newly-expanded Twin Peaks Project has been approved and commenced in November 2011.

* Complete the recently approved revised drilling program currently underway on the Twin Peaks property with expected completion in March 2012;

* Receive BLM permit for Picacho Salton Project in California; Drill the Picacho Salton Project.

* Receive and analyze the Twin Peaks assays and drill reports and Picacho Salton assays and drill reports;

* Review the results of the drilling programs on each of the sites when completed . After consideration of the nature of the ore bodies of the properties, Management will make decisions regarding further development of the properties, including beginning commercial scale operations when exploration is completed on the Twin Peaks Project and the Picacho Salton Project.

* Continue exploration and ramp up transitioning to development and production in order to meet ongoing and anticipated demand for gold and silver.

* Continue to augment our mining exploration team and strategic business relationships with quality and results-oriented people as needed: professionals and consulting firms to advise management to handle mining operations, acquisitions and development of existing and future mineral resource properties.

* Continue to recruit strategic business alliances with consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively to develop the properties.

* Draw up and Submit to the BLM the final Mining Plan of Operations ("MPO") for the Twin Peaks; Submit the MPO to the BLM;

* Submit the Final MPO on the Picacho Salton Project to the BLM.

* Begin commercial scale operations on one or more of the properties as soon as the required permits and approvals have been granted, or be acquired by a major gold mining company.

* Continue to acquire additional properties and/or from strategic business relationships with corporations with properties as joint ventures or subsidiaries in order to advance the company’s growth plans.

3. Fair values of Financial Instruments

Cash, deferred charge, accounts payable and accrued expenses, subscriptions payable, gold bullion loan payable, convertible debentures payable and the advances payable to shareholder in the balance sheet are estimated to approximate fair market value at September 30, 2011 and September 30, 2010.

4.	Property and Equipment

Property and equipment at September 30, 2011 and September 30, 2010 is comprised as follows.

	30-Sep-11	30-Sep-10

Office equipment	$21,305	$17,555
Vehicle	16,065	0
Land deposit	10,000	0
Accumulated depreciation	(21,230)	(17,179)

Property & equipment- net	$26,140	$376

In June 2011, the Company deposited $10,000 in escrow for 20 acres of land in Yavapai County, Arizona.  The purchase price of the land is $750,000 and is currently undergoing title search.  The Company intends to purchase the land once the title search has been affirmed. .As of the date of this filing this transaction has not yet been consummated.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 2,507 ounces of Gold Bullion (.999 pure). Originally, the promissory note came due in September 2007. Subsequently, the holder of the note extending the maturity date on an informal ongoing basis. The loan had been in default but the maturity debt was extended to March 2012 in exchange for 3,200,000 shares of common stock.  The Company continues to accrue interest and to calculate the loan at fair value.

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$979,548
Fair value of loan	4,061,340
Life to date loss on unhedged underlying derivative	$(3,081,792)

6. Convertible Debentures

During the fiscal year 2007, the Company issued convertible debentures with a face value of $1,200,000. The debentures were convertible into common stock at $0.125 per share.  The debentures had an interest rate of 5%. During the fiscal year 2008, the holder of these debentures converted $900,000 of the debentures to 7,200,000 shares of common stock.

In fiscal year 2008 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture is exercisable into common stock at $0.125 per share, and has an interest rate of 4%.

In fiscal year 2009 the Company issued an additional convertible debenture to the same holder and received proceeds of $200,000.  This debenture is exercisable into common stock at $0.125 per share, and has an interest rate of 4%. The Company issued an additional $56,700 debenture during fiscal year 2009 exercisable at $0.15 per share and at an interest rate of 5%.

In fiscal year 2011, the Company issued 800,000 shares of common stock and paid $125,000 to pay $175,000 of the debentures.

All of the debentures had been in default but the maturity dates were extended to March 2012 in exchange for the payment of 800,000 shares of common stock and $125,000 to pay down $175,000 of the debentures.  The Company has agreed to pay the balance of the debentures as follows:  $25,000 by December 31, 2011 and $500,000 by March 31, 2012.

7. Income Tax Provision

Provision for income taxes is comprised of the following:

	30-Sep-11	30-Sep-10

Net loss before provision for income taxes	$(3,086,774)	$(2,203,184)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	4,583,914	3,225,733
Allowance for recoverability	(4,583,914)	(3,225,733)
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$4,583,914	$3,225,733
Allowance for recoverability	(4,583,914)	(3,225,733)
Deferred tax benefit	$0	$0

Note:  The deferred tax benefits arising from the timing differences begin to expire in tax years 2011 to 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

8. Issuances of Common Stock

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

During fiscal year 2011, the Company issued 41,594,631 common shares with 41,594,631 warrants attached convertible into the same amount of common shares at a weighted average exercise price of $0.11 expiring in 2011 and 2012.  The Company received proceeds of $2,907,580.

During fiscal year 2011, the Company issued 5,016,591 shares of common stock to consultants for services rendered valued by the Company at $358,430.

During fiscal year 2011, holders of the preferred A stock converted 1.05 million preferred A into 8.4 million shares of common stock.

During fiscal year 2011, the Company issued 3,200,000 shares of common stock to to extend the maturity date of the Gold Bullion Loan discussed in Note 5.

During fiscal year 2011, the Company issued 800,000 shares of common stock to pay $50,000 of the convertible debentures discussed in Note 6..

9. Common Stock Options

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

	2011	2010

Dividend yield	0.00%	0.00%
Risk free interest rate	0.50%	0.50%
Volatility	23.00%	39.00%

The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at September 30, 2011:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2009	9,491,303	$0.33	0.54

Issues	104,684,063
Exercises	(11,776,975)
Expired	(1,818,907)

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issues	42,764,999
Exercises	(34,585,000)
Expired	(28,084,484)

Outstanding at September 30, 2011	80,674,999	$0.10	0.71

10. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its officers, directors, and employees as fully explained in our Form S-8 filing dated December 29, 2009 and as Exhibit 10.1 to our Form 10-K/A for period ending September 30, 2010 filing date April 22, 2011 both of which are included herein by reference.  The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment.

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

	30-Sep-11	30-Sep-10

Net loss before cumulative preferred dividend	$(3,086,774)	$(2,203,184)

Cumulative dividend preferred payable	(49,464)	(42,380)

Net loss to common shareholders	$(3,136,238)	$(2,245,564)

Weighted average	168,514,462	92,355,392

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

13. Concentrations of Credit

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company.  A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

14. Subsequent Events

Between October 1, 2011 and December 31, 2011 the Company issued 12,655,000 shares of common stock (some of which were paid for during prior quarter) and received proceeds of $178,585.

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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.
Name	Age	Position Held
Robert Dultz	70	Chief Executive Officer, acting CFO, President and a Director and Chairman of the Board of Directors
Spencer Eubank	60	Secretary, Treasurer and a Director
Carl W. O’Baugh	80	Director
B. Keith Simerson	55	Director
Michelle Seibel	56	Director
Michael D. Love	60	Vice President of Business Development and Investor Relations

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

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2008

Robert Dultz, USCorp’s Chairman and CEO since January 2002 and President since 2008, has an over 25-year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Mr. Dultz is the former Chairman and President of American Metals and Minerals, Inc., (a public company “AMM” 1980s); He also served in various officer and director positions with Sweet Stuff, Inc. and U.S. Network Funding, Inc. (both public companies 1980s and 1990s) Santa Maria Resources, Inc., (also public “SMRR” 1990s) and U.S. Metals And Minerals, Inc. (a private company “USM&M” 2000s). AMM, SMRR and USM&M were each prior corporate owners of the Twin Peaks claims. Since 2000 he has been a majority shareholder of corporate owners of the claims: U.S. Metals and Minerals and USCorp. Over the past thirty years Mr. Dultz has served on the boards of several publicly traded companies including those named above. For the past five years Mr. Dultz has spent in excess of 90% of his time working for USCorp. He does not serve on the boards of any other public companies at this time. Mr. Dultz has held the same board and officer positions as he holds with USCorp on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. Since March, 2011 Mr. Dultz has also served as the Vice President of Arizona Gold Corp., a private British Colombia Corporation.

Spencer Eubank is Secretary, Treasurer and Director of the Company. Mr. Eubank has a 20-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank was elected to the board of directors based on his prior association with corporate owners of the properties, as a shareholder of and consultant to American Metals and Minerals, Inc. (a public company 1990s), as an officer and director of Santa Maria Resources, Inc. (a public company 1990s) and U.S. Metals and Minerals, Inc. (a private company 1990s), his knowledge of the properties as a former owner of a portion of the claims group that makes up the Twin Peaks Project (1990s), and his consulting experience working with company operators and assisting them in their communications with legal and accounting professionals. In the 1990s Mr. Eubank served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (a public company January 1996 to March 1998), and Pla.Net.Com, Inc. (a public company February 1997 to July 1999); The Laurinburg Group, Inc. (a private company, 1990s), Southern Development Company (a public company, 1990s) and Route 66 Gold Miners, Inc., (a not-for-profit company, 2000s). During the past 5 years, except for a brief period in 2006, Mr. Eubank has held the same board and officer positions with USCorp and on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. He devotes approximately 50% of his time to USCorp. Since the early 1990s Mr. Eubank has been the owner of UpAndRunning (1990s) and Business2Business (2000s) independent private research and consulting services. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

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

Michael D. Love, is USCorp’s Vice President of Investor Relations and Business Development. Mr. Love was appointed as an officer of USCorp based on his over 30 years of domestic and international business experience, as well as his knowledge of USCorp, its management, and its properties as a long-time shareholder. Over the years he has raised more than $3 billion dollars and generated revenue in excess of $600 million for various projects in the fields of charitable and business fundraising, municipal bonds (as an account executive with MuniciCorp of California, Merrill, Lynch, Pierce, Fenner & Smith 1970s and 1980s), commodity trading, (as an account executive with Smith, Barney, Harris & Upham, North Star Metals, and as a member of the Minor Metals Trader Association Western Europe, 1980s and 1990s), marketing of investment and high tech products, real estate sales and acquisitions (as CEO of North Star Metals Development Corp. 1980s), sports promotions (as CEO of CML Promotions, 1980s), newspaper operations (as Chairman of The African Times Newspaper, 1990s) and most recently as CEO and Founder of Ehbet Marketing (1990s and 2000s). During the past ten years Mr. Love has worked on various projects as an independent consultant including being an advisor to USCorp’s management. Mr. Love is a Vietnam Veteran and he has a BA in Business Administration. Mr. Love spends approximately 80% of his time in service to USCorp.

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

Based solely on current management’s review of the copies of such forms received by it from former management, the Company believes that, during the year ended September 30, 2011 its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

During the fiscal year, some of USCorp’s officers did not devote their full time to the affairs of USCorp, and none of them received monetary compensation for their services as officers; however, USCorp’s officers and directors have purchased shares of the Company’s Series A Preferred stock at par value. USCorp’s Chairman, President and CEO, Robert Dultz, devoted his full time to the affairs of USCorp. Mr. Dultz may receive cash, stock or a combination thereof in repayment of his advances and in compensation for his full time efforts. (see Notes to the Summary Compensation Table below.)

Summary Compensation Table(1)
Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Dultz PEO and PFO	Fiscal 2010	0	0	0	0	0	0	0	0
Robert Dultz PEO and PFO	Fiscal 20110	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of September 30, 2011.

Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of September 30, 2011, there were 194,996,911 shares of Class A Common Stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company is provided office equipment and space by the chief executive officer and majority shareholder, Mr. Robert Dultz. The replacement value of office equipment is approximately $24,000 per year and the space currently consists of approximately 1,500 square feet. . At this time Mr. Dultz does not charge USCorp for the use of this space. The approximate cost of leasing 1,500 square feet of office space is between $22,500 and $25,000 per year. Also during fiscal 2010 Mr. Dultz loaned USCorp $10,000 and received $40,246 as payment in full for loans made during fiscal 2010 and in prior years to the Company. There were no other related party transactions during the period of this report.

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC for the reports covering fiscal 2010 and 2011 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2010 and September 30, 2011 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $10,700 for fiscal 2010 and $17,100 for audit and quarterly review of interim financial statements filed on Form 10-Q, respectively, during fiscal 2011.

Audit-Related Fees

Donahue Associates, LLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Donahue Associates, LLC has provided professional services for tax compliance, tax advice and tax planning in the amount of $450 during fiscal 2011.

Other Fees

No other fees were paid to Donahue Associates, LLC.

ITEM 15. EXHIBITS

(A) EXHIBITS

3.1	USCorp Articles of Incorporation as Amended (1)

3.2	USCorp Bylaws (1)

10.1	Stock Incentive Plan (1)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers*

21.1	List of Subsidiaries (1)

23.1	Consent of Donahue Associates, LLC

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Previously filed on Form 10-KSB, November 26, 2004
(1) Previously filed on Form 10-K/A April 22, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
USCORP.

Dated: January 12, 2012	By:	\s\ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

\s\ Robert Dultz	President, Chairman and CEO	January 12, 2012
Robert Dultz	and acting Chief Financial Officer

\s\ Spencer Eubank	Secretary-Treasurer	January 12, 2012
Spencer Eubank	and Director

\s\ Carl O’Baugh	Director	January 12, 2012
Carl O’Baugh

\s\ B. Keith Simerson	Director	January 12, 2012
B. Keith Simerson

\s\ Michelle Seibel	Director	January 12, 2012
Michelle Seibel