Form 10-Q
period 2011-12-31
USCORP
filed 2012-02-21
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2011. 207,796,611 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010 (unaudited)	3

Consolidated Statements of Operations for the Three Months and Quarter Ended December 31, 2011 and December 31, 2010 and from Inception, May 1989 through December 31, 2011 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and December 31, 2010 and from Inception, May 1989 through December 31, 2011 (unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through December 31, 2011	6

Notes to Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of December 31, 2011 and September 30, 2011

	31-Dec-11	30-Sep-11
ASSETS

Current assets:
Cash	$1,318,496	$1,686,996
Deferred charge	57,785	116,204
Total current assets	$1,376,281	$1,803,200

Other assets:
Property & equipment- net	24,748	26,140

Total assets	$1,401,029	$1,829,340

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$227,835	$147,539
Gold bullion loan	3,948,525	4,061,340
Convertible debenture payable	556,700	581,700
Subscriptions payable	96,005	30,500
Total current liabilities	$4,829,065	$4,821,079

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 2,943,750 shares issued and outstanding at September 30, 2011 and 22,943,750 at December 31, 2011	24,304	4,304
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2011 and December 31, 2011, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2011 and 5,060,500 at December 31, 2011	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 194,966,611 shares at September 30, 2011 and 207,796,611 at December 31, 2011	$2,077,967	$1,949,667
Additional paid in capital	15,917,942	15,804,892
Accumulated deficit - exploration stage	(21,516,807)	(20,819,160)
Total shareholders' deficit	(3,520,898)	(3,064,601)

Total Liabilities & Shareholders' Deficit	$1,401,029	$1,829,340

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Quarters Ended December 31, 2011 and December 31, 2010

and from Inception, May 1989 through December 31, 2011

			Inception
	31-Dec-11	31-Dec-10	to Date
General and administrative expenses:
Consulting	$163,932	$158,722	$8,012,915
Administration	65,808	58,763	7,295,277
License & claim development expenses	430,917	0	1,046,605
Professional fees	91,574	8,034	914,637
Total general & administrative expenses	752,231	225,519	17,269,434

Net loss from operations	$(752,231)	$(225,519)	$(17,269,434)

Other income (expenses):
Interest income	188	0	8,381
Interest expense	(72,839)	0	(1,301,197)
Gain (loss) on unhedged derivative	127,235	(228,294)	(2,954,557)

Net loss before provision for income taxes	$(697,647)	$(453,813)	$(21,516,807)

Provision for income taxes	0	0	0

Net loss	$(697,647)	$(453,813)	$(21,516,807)

Basic & fully diluted net loss per common share	$(0.00)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	200,511,730	144,875,885

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Quarters Ended December 31, 2011 December 31, 2010

and from Inception, May 1989 through December 31, 2011

			Inception
	31-Dec-11	31-Dec-10	to Date
Operating Activities:
Net loss	$(697,647)	$(453,813)	$(21,516,807)
Adjustments to reconcile net income items not requiring the use of cash:

Consulting fees	44,250	53,512	5,345,782
Depreciation expense	1,674	276	22,905
Interest expense	0	0	1,250,199
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	(127,235)	228,294	2,954,557
Changes in other operating assets and liabilities :
Deferred charge	58,419	0	(57,785)
Accounts payable and accrued expenses	80,296	(10,591)	227,835
Net cash used by operations	$(640,243)	$(182,322)	$(8,723,849)

Investing activities:
Purchase of office equipment	$(282)	$0	$(47,653)
Net cash used by investing activities	(282)	0	(47,653)

Financing activities:
Issuance of common stock	$197,100	$232,880	$8,330,625
Issuance of preferred stock	20,000	0	88,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	14,420	0	662,702
Capital contributed by shareholder	0	0	356,743
	65,505	(1,064)	96,005
Issuance (payment) of convertible notes	(25,000)	0	550,000
Advances received (paid) shareholder	0	(13,056)	0
Net cash provided by financing activities	272,025	218,763	10,089,998

Net increase (decrease) in cash	$(368,500)	$36,441	$1,318,496

Cash balance at beginning of the fiscal year	1,686,996	354,019	0

Cash balance at December 31st	$1,318,496	$390,460	$1,318,496

Supplemental disclosures of cash flow information:
Interest paid	$0	$0
Income taxes	$0	$0

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

USCorp

(an Exploration Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity

From Inception in May 1989

(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	10,011,879	100,119	638,559		738,678	$0.07
Issued stock for services	9,517,664	95,177	2,447,473		2,542,650	$0.27
Conversion of debentures	7,200,000	72,000	828,000		900,000	$0.13
Conversion of preferred stock	26,626	266	6,401		6,667	$0.25
Issuance of convertible debt			56,000		56,000
Net loss for the fiscal period- as restated				(2,498,879)	(2,498,879)

Balance at September 30, 2008	60,612,631	$606,126	$11,815,464	$(14,235,965)	$(1,814,375)

Issuance of common stock	12,261,765	122,618	304,845		427,463	$0.03
Issued stock for services	845,064	8,451	53,939		62,390	$0.07
Issued stock to settle lawsuit	200,000	2,000	10,000		12,000	$0.06
Conversion of Preferred A	400,000	4,000	(3,933)		67
Issuance of convertible debt			3,000		3,000

Net loss for the year				(1,293,237)	(1,293,237)

Balance at September 30, 2009	74,319,460	$743,195	$12,183,315	$(15,529,202)	$(2,602,692)

Issuance of common stock	43,457,363	434,574	566,795		1,001,369	$0.02
Issued stock for services	8,778,566	87,786	214,884		302,670	$0.03
Converted preferred A	9,400,000	94,000	(94,000)		0
Net loss for the year				(2,203,184)	(2,203,184)

Balance at September 30, 2010	135,955,389	$1,359,555	$12,870,994	$(17,732,386)	$(3,501,837)

Issuance of common stock	41,594,631	415,946	2,491,634		2,907,580	$0.07
Issued stock for services	5,016,591	50,166	308,264		358,430	$0.07
Issued stock to extend debt maturities	3,200,000	32,000	176,000		208,000	$0.07
Issued stock to pay debenture	800,000	8,000	42,000		50,000	$0.06
Converted preferred A stock	8,400,000	84,000	(84,000)		0
Net loss for the year				(3,086,774)	(3,086,774)

Balance at September 30, 2011	194,966,611	$1,949,667	$15,804,892	$(20,819,160)	$(3,064,601)

USCorp

(an Exploration Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity

From Inception in May 1989

(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	11,830,000	118,300	78,800		197,100	$0.02
Issued stock for services	1,000,000	10,000	34,250		44,250	$0.04
Net loss for the period				(697,647)	(697,647)

Balance at December 31, 2011, 2011	207,796,611	$2,077,967	$15,917,942	$(21,516,807)	$(3,520,898)

*- Price adjusted for stock splits

Please see the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Quarters Ended December 31, 2011 and December 31, 2010

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and its 141 unpatented mining claims known as the Twin Peaks Project in Yavapai County Arizona. The Twin Peaks Project now consists of 268 unpatented Lode and 8 Placer Claims. In addition, The Company, through its subsidiary Southwest Resource Development, Inc., owns 200 unpatented Lode and Placer Claims on five properties in the Mesquite Mining District of Imperial County, California, which the Company collectively refers to as the Picacho Salton Project.

In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, by issuing 24,200,000 shares of common stock. USMetals became a wholly owned subsidiary of the Company.

On March 22, 2011 the Company through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of 172 Arizona mining claims known as the Twin Peaks Project to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock . The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception, has no revenues, and continues to rely on the issuance of shares and warrants to raise capital to fund its business operations.

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted by us to the Bureau of Land Management and is being reviewed by them. A drilling plan for the newly expanded Twin Peaks Project has been approved and commenced in November 2011.

* Complete the recently approved revised drilling program currently underway on the Twin Peaks property with expected completion in March 2012;

* Receive BLM permit for Picacho Salton Project in California; Drill the Picacho Salton Project.

* Receive and analyze the Twin Peaks assays and drill reports and Picacho Salton assays and drill reports;

* Review the results of the drilling programs on each of the sites when completed. After consideration of the nature of the ore bodies of the properties, Management will make decisions regarding further development of the properties, including beginning commercial scale operations when exploration is completed on the Twin Peaks Project and the Picacho Salton Project.

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

* Continue to acquire additional properties and/or from strategic business relationships with entities owning properties in the form of joint ventures or as subsidiaries in order to advance the Company’s growth plans.

3.	Property and Equipment

Property and equipment at December 31, 2011 and September 30, 2011 is comprised as follows.

	31-Dec-11	30-Sep-11

Office equipment	$21,588	$21,305
Vehicle	16,065	16,065
Land deposit	10,000	10,000
Accumulated depreciation	(22,905)	(21,230)

Property & equipment- net	$24,748	$26,140

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$993,968
Fair value of loan	3,948,525

Life to date loss on unhedged underlying derivative	$(2,954,557)

5. Convertible Debentures

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

In fiscal year 2011, the Company issued 800,000 shares of common stock (valued at $50,000 toward the principal) and we paid $125,000 in cash for a total of $171,000 toward the debentures. As a result of these payments, the maturity dates were extended to March 2012. In December 2011 the Company paid $25,000 in cash to pay down the debenture balance.

On February 9, 2012 we announced payment in full of all debentures with a combination of stock and cash. The Investors agreed to accept a final payment of $46,000 in cash and 22,894,100 shares of the common stock of USCorp as payment in full for all USCorp debentures and interest on those debentures held by investors. We have paid a total of $171,000 in cash and issued a total of 23,694,100 shares in order to retire debentures in the amount of $633,823 (principal and interest). (please see Subsequent Events below).

6. Income Tax Provision

Provision for income taxes is comprised of the following:
	31-Dec-11	31-Dec-10

Net loss before provision for income taxes	$(697,647)	$(453,813)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(4,890,878)	(2,456,010)
Allowance for recoverability	4,890,878	2,456,010
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$4,890,878	$2,456,010
Allowance for recoverability	(4,890,878)	(2,456,010)
Deferred tax benefit	$0	$0

Note: The deferred tax benefits arising from the timing differences begin to expire in tax years
2011 to 2030 and may not be recoverable upon the purchase of the Company under current IRS statutes.

7. Issuances of Common Stock

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

In the first quarter of fiscal year 2012, the Company issued 11,830,000 common shares and received proceeds of $197,100.

In the first quarter of fiscal year 2012, the Company issued 1,000,000 shares of common stock to consultants for services rendered valued by the Company at $44,250.

In the first quarter of fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

8. Common Stock Options

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 31, 2011:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issues	42,764,999
Exercises	(34,585,000)
Expired	(28,084,484)

Outstanding at September 30, 2011	80,674,999	$0.10	0.71

Issues	0
Exercises	(7,250,000)
Expired	(3,648,333)

Outstanding at December 31, 2011	69,776,666	$0.10	0.32

9. Net Loss per Share

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

	31-Dec-11	31-Dec-10

Net loss before cumulative preferred dividend	$(697,647)	$(453,813)

Cumulative dividend preferred payable	(51,250)	(42,380)

Net loss to common shareholders	$(748,897)	$(496,193)

Weighted average	200,511,730	144,875,885

Basic & fully diluted net loss per common share	$(0.00)	$0.00

10. Subsequent Event

On February 9, 2012 we announced payment in full of all debentures with a combination of stock and cash. The Investors agreed to accept a final payment of $46,000 in cash and 22,894,100 shares of the common stock of USCorp as payment in full for all USCorp debentures and interest on those debentures held by investors. We have paid a total of $171,000 in cash and issued a total of 23,694,100 shares in order to retire debentures in the amount of $633,823 (principal and interest).

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Results of Operations

Comparison of operating results for the three months ended December 31, 2011 and December 31, 2010:

The Company has no revenues through the date of this report.

General and administrative expenses were $752,231 compared to $225,519 for the same period a year ago. Consulting costs increased from $158,722 to $163,932 in the three months ended December 31, 2011 compared to the same period last year, which is mainly due to an increase in investor and public relations costs, most of which were paid for with stock. Administration costs increased from $58,763 in the three months ended December 31, 2010 to $65,808 for the three months ended December 31, 2011 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period. License and claim development expenses were $460,917 in the three months ended December 31, 2011 compared to $0 the same period last year due to costs associated with increasing the number of claims and beginning the drilling program currently underway at the company’s Twin Peaks project site in Arizona.

As a result of general and administrative costs, the Company experienced a loss from operations of $752,231 for the three months ended December 31, 2011, compared to loss from operations of $225,519 for the same period last year.

Interest expense decreased to ($72,839) during the first three months of fiscal 2010 compared to $0 the first three months of fiscal year 2011 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $127,239 for the first three months of fiscal year 2011 compared to a loss of ($228,294) for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the first three months of fiscal year 2011 was $697,647 or $0.00 per share compared to a loss of $453,813, or $0.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2011 cash on hand was $1,318,281 as compared with $1,686,996 at September 30, 2011. During the first three months of fiscal year 2012, the Company used $640,243 for its operations compared to $182,322 for the first three months of fiscal 2010.

At December 31, 2011, the Company had working capital of $1,318,496 compared to a working capital of $1,686,996 at September 30, 2011. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at December 31, 2011 were $1,401,029 as compared to $1,829,340 at September 30, 2011. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $3,520,898 at December 31, 2011 compared to a deficit of $3,064,301 at September 30, 2011. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $640,243 for the three months ended December 31, 2011 due to costs for exploration of the Twin Peaks project, clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal year 2012, the Company issued 11,830,000 common shares and received proceeds of $197,100.

During the first quarter of fiscal year 2012, the Company issued 885,000 shares of common stock to consultants for services rendered valued by the Company at $44,250.

During the first quarter of fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

During the first quarter of fiscal year 2012 the Company did not issue any options to buy its common stock; also 3,648,333 options to buy common stock expired unexercised; and the Company and received proceeds of $120,500 from the exercise of 7,250,000 options to buy common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period of this report the Annual Meeting of the Shareholders was held. A majority of the shares eligible to vote approved the actions of the Board of Directors in fiscal 2011 including the previously reported Asset Funding/Operation and Shareholders Agreement, with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of 172 Arizona mining claims known as the Twin Peaks Project to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock . The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims. (please see our Form 8-K dated March 22, 2011, filed on June 8, 2011 and included herein by reference), as well as the purchase by officers and directors of 20,000,000 Preferred A shares of USCorp.

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

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial Officer Dated: February 21, 2012

Page 20 of 20