Form 10-Q
period 2012-03-31
USCORP
filed 2012-05-15
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012. _______ shares of Common Class A Stock and 5,060,500 shares of

Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of March 31, 2012 (unaudited) and September 30, 2011	1

Consolidated Statements of Operations for the Six Months and Quarter Ended March 31, 2012 and March 31, 2011 and from Inception, May 1989 through March 31, 2012 (unaudited)	2

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and March 31, 2012 and from Inception, May 1989 through March 31, 2012 (unaudited)	3

Consolidated Statements of Changes in Shareholders’ Equity from Inception, May 1989 through March 31, 2012	4

Notes to Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of March 31, 2012 and September 30, 2011

	31-Mar-12	30-Sep-11

ASSETS
Current assets:
Cash	$989,853	$1,686,996
Deferred charge	0	116,204
Total current assets	$989,853	$1,803,200

Other assets:
Property & equipment- net	13,079	26,140

Total assets	$1,002,932	$1,829,340

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$109,411	$147,539
Gold bullion loan	4,169,141	4,061,340
Convertible debenture payable	0	581,700
Subscriptions payable	212,990	30,500
Total current liabilities	$4,491,542	$4,821,079

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 2,943,750 shares issued and outstanding at September 30, 2011 and 22,943,750 at March 31, 2012	24,304	4,304
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2011 and March 31, 2012, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2011 and 5,060,500 at March 31, 2012	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 194,966,611 shares at September 30, 2011 and 257,175,711 at March 31, 2012	$2,571,758	$1,949,667
Additional paid in capital	17,108,797	15,804,892
Accumulated deficit - exploration stage	(23,262,027)	(20,819,160)
Total shareholders' deficit	(3,581,472)	(3,064,601)

Total Liabilities & Shareholders' Deficit	$1,002,932	$1,829,340

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Quarters and Six Months Ended March 31, 2012 March 31, 2011

and from Inception, May 1989 through March 31, 2012

	6 Months	6 Months	3 Months	3 Months	Inception
	31-Mar-12	31-Mar-11	31-Mar-12	31-Mar-11	to Date
General and administrative expenses:
Consulting	$325,645	$456,921	$161,713	$298,199	$8,174,628
Administration	244,200	131,289	178,392	105,085	7,473,669
Mineral Property Expenditures (see Note 11)	651,984	32,559	221,067	0	1,683,048
Professional fees	211,115	21,774	119,541	13,740	618,802
Total general & administrative expenses	1,432,944	642,543	680,713	417,024	17,950,147

Net loss from operations	$(1,432,944)	$(642,543)	$(680,713)	$(417,024)	$(17,950,147)

Other income (expenses):
Interest income	238	0	50	0	8,431
Interest expense	(144,887)	(6)	(72,048)	(6)	(1,373,245)
Loss on convertible debt conversion	(786,156)	0	(786,156)	0	(786,156)
Gain (loss) on unhedged derivative	(79,118)	(294,924)	(206,353)	(66,630)	(3,160,910)

Net loss before provision for income taxes	$(2,442,867)	$(937,473)	$(1,745,220)	$(483,660)	$(23,262,027)

Provision for income taxes	0	0	0	0	0

Net loss	$(2,442,867)	$(937,473)	$(1,745,220)	$(483,660)	$(23,262,027)

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$0.00

Weighted average of common shares outstanding:
Basic & fully diluted	213,591,938	151,292,251	226,672,146	157,824,413

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2012 and March 31, 2011

and from Inception, May 1989 through March 31, 2012

			Inception
	31-Mar-12	31-Mar-11	to Date
Operating Activities:
Net loss	$(2,442,867)	$(937,473)	$(23,262,027)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on convertible debt conversion	786,156	0	786,156
Consulting fees	93,250	87,829	5,394,782
Depreciation expense	3,344	376	24,575
Interest expense	34,473	6	1,284,672
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	79,118	294,924	3,160,910
Changes in other operating assets and liabilities :
Deferred charge	116,204	0	0
Accounts payable and accrued expenses	(38,128)	(4,528)	109,411
Net cash used by operations	$(1,368,450)	$(558,866)	$(9,452,056)

Investing activities:
Purchase of office equipment	$9,717	$0	$(37,654)
Net cash used by investing activities	9,717	0	(37,654)

Financing activities:
Issuance of common stock	$459,100	$932,580	$8,592,625
Issuance of preferred stock	20,000	0	88,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	0	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	182,490	207,746	212,990
Issuance (payment) of convertible notes	0	0	575,000
Advances received (paid) shareholder	0	(40,046)	0
Net cash provided by financing activities	661,590	1,100,280	10,479,563

Net increase (decrease) in cash	$(697,143)	$541,414	$989,853

Cash balance at beginning of the fiscal year	1,686,996	354,019	0

Cash balance at March 31st	$989,853	$895,433	$989,853

Supplemental disclosures of cash flow information:
Interest paid	$0	$0
Income taxes	$0	$0

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

USCorp

(an Exploration Stage Company)

Consolidated Statement of Changes in Shareholders’ Equity

From Inception in May 1989

(Continued)

	Common	Common	Paid in	Accumulated		Stock
	Shares	Par Value	Capital	Deficit	Total	Price *

Issuance of common stock	37,730,000	377,300	81,800		459,100	$0.01
Issued stock for services	1,585,000	15,850	77,400		93,250	$0.06
Issued stock to pay debentures	22,894,100	228,941	1,144,705		1,373,646	$0.06
Net loss for the period				(2,442,867)	(2,442,867)

Balance at March 31, 2012	257,175,711	$2,571,758	$17,108,797	$(23,262,027)	$(3,581,472)

*- Price adjusted for stock splits

Please see the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Six Months Ended March 31, 2012 and March 31, 2011

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted by us to the Bureau of Land Management and is being reviewed by them. A drilling plan for the newly-expanded Twin Peaks Project was approved and commenced in November 2011 it was completed in March 2012.

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

3.	Property and Equipment

Property and equipment at March 31, 2012 and September 30, 2011 is comprised as follows.

	31-Mar-12	30-Sep-11

Office equipment	$4,033	$21,305
Vehicle	16,065	16,065
Land deposit	0	10,000
Accumulated depreciation	(7,019)	(21,230)

Property & equipment- net	$13,079	$26,140

During fiscal 2011, the Company deposited $10,000 in escrow for 20 acres of land in Yavapai County, Arizona. The deposit was returned in early 2012.

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

The loss on the underlying gold derivative on the promissory note has been calculated as follows.

Carrying value of loan	$1,008,231
Fair value of loan	4,169,141

Life to date loss on unhedged underlying derivative	$(3,160,910)

The holder of the Gold Bullion Loan has agreed to extend the loan in exchange for a partial payment of interest comprised of a combination of cash and stock. As of this writing, the exact terms are still being negotiated. The Company plans to issue a press release and file a report on Form 8-K when the final terms of the extension have been agreed upon by all parties. (See Subsequent Events Below)

5. Convertible Debentures

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

All of the debentures had been in default but the maturity dates were extended to March 2012 in exchange for the payment of 800,000 shares of common stock and $125,000 to pay down $175,000 of the debentures. In December 2011 the Company paid $25,000 to pay down the debenture balance. The Company has agreed to pay the balance of the debentures as follows: $500,000 by March 31, 2012.

On February 9, 2012 we announced a final payment in full of all debentures with a combination of stock and cash. We have paid a total of $171,000 in cash and issued a total of 23,694,100 shares in order to retire debentures in the amount of $633,823 (principal and interest).

6. Income Tax Provision

Provision for income taxes is comprised of the following:

	31-Mar-12	31-Mar-11

Net loss before provision for income taxes	$(2,442,867)	$(937,473)

Current tax expense:
Federal	$0	$0
State	0	0
Total	$0	$0

Less deferred tax benefit:
Tax loss carryforwards	(5,658,775)	(3,638,221)
Allowance for recoverability	5,658,775	3,638,221
Provision for income taxes	$0	$0

A reconciliation of provision for income taxes at the statutory rate to provision for income taxes at the Company's effective tax rate is as follows:

Statutory U.S. federal rate	34%	34%
Statutory state and local income tax	10%	10%
Less allowance for tax recoverability	-44%	-44%
Effective rate	0%	0%

Deferred income taxes are comprised of the following:

Tax loss carryforwards	$5,658,775	$3,638,221
Allowance for recoverability	(5,658,775)	(3,638,221)
Deferred tax benefit	$0	$0

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

In the six months of fiscal year 2012, the Company issued 37,730,000 common shares and received proceeds of $459,100.

In the six months of fiscal year 2012, the Company issued 1,585,000 shares of common stock to consultants for services rendered valued by the Company at $93,250.

In the six months of fiscal year 2012, the Company issued 22,894,000 shares of common stock to pay the convertible dentures.

In the six months of fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

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

The following is a summary of common stock options outstanding at March 31, 2012:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issues	42,764,999
Exercises	(34,585,000)
Expired	(28,084,484)

Outstanding at September 30, 2011	80,674,999	$0.10	0.71

Issues	0
Exercises	(33,850,000)
Expired	(6,498,333)

Outstanding at March 31, 2012	40,326,666	$0.12	0.34

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

	31-Mar-12	31-Mar-11

Net loss before cumulative preferred dividend	$(2,442,867)	$(937,473)

Cumulative dividend preferred payable	(53,016)	(45,912)

Net loss to common shareholders	$(2,495,883)	$(983,385)

Weighted average	213,591,938	151,292,251

Basic & fully diluted net loss per common share	$(0.01)	$(0.01)

10.  Subsequent Events

Extension of the Gold Bullion Loan. The holder of the Gold Bullion Loan has agreed to extend the loan that was due on March 31, 2012 in exchange for a partial payment of interest comprised of a combination of cash and stock. As of this writing, the exact terms are still being negotiated. The Company plans to issue a press release and file a report on Form 8-K when the final terms of the extension have been agreed upon by all parties.

Issuances of Common Stock. As of May 14, 2012 the Company has issued 33,813,332 shares of common stock since the end of the quarter covered in this report as follows: 1,280,000 shares were issued for services rendered and are valued at $65,200; 32,533,332 shares were issued to holders of warrants with proceeds to the Company of $207,069.

11. Mineral Property Expenditures

Mineral Property Expenditures were formerly labeled License & claim development expenses in the Consolidated Statements of Operations. With the advent of XBRL tagging of line items (providing a link to a definition of the item) the definition assigned to this item was incorrectly based on the term “License” in the label. It stated: “Costs incurred and are directly related to generating license revenue. Licensing arrangements include, but are not limited to rights to use a patent, copyright, technology, manufacturing process, software or trademark.” USCorp does not have any licensing arrangements of any kind. In order to accurately reflect that line in our financials we have changed the label and have assigned the following definition to it: “Exploration expenses, including prospecting would be included in operating expenses. Exploration costs include costs incurred in identifying areas that may warrant examination and in examining, drilling and related activities in specific areas that are considered to have prospects of mineralization.”

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

Results of Operations

Comparison of operating results for the three months ended December 31, 2011 and March 31, 2011:

The Company has no revenues through the date of this report.

General and administrative expenses were $680,713 compared to $417,024 for the same period a year ago. Consulting costs decreased from $298,199 to $161,713 in the three months ended March 31, 2012 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Administration costs increased from $105,085 in the three months ended March 31, 2011 to $178,392 for the three months ended March 31, 2012 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period. Mineral Property Expenditures (formerly labeled License and claim development expenses, see Note 11 to the financials) were $221,067 in the three months ended March 31, 2012 compared to $0 the same period last year due to costs associated with increasing the number of claims and conducting the drilling program recently completed at the company’s Twin Peaks project site in Arizona.

As a result of general and administrative costs, the Company experienced a loss from operations of $680,713 for the three months ended March 31, 2012, compared to loss from operations of $417,024 for the same period last year.

Interest expense decreased to ($72,048) during the first three months of fiscal 2010 compared to ($6) the first three months of fiscal year 2011 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $206,353 for the second three months of fiscal year 2012 compared to a loss of ($66,630) for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the second three months of fiscal year 2012 was ($1,745,220) or $0.01 per share compared to a loss of ($483,660), or $0.00 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2011 cash on hand was $1,318,281 as compared with $1,686,996 at September 30, 2011. During the first three months of fiscal year 2012, the Company used $640,243 for its operations compared to $182,322 for the first three months of fiscal 2010.

At March 31, 2012, the Company had working capital of $989,853 compared to a working capital of $1,686,996 at September 30, 2011. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at March 31, 2012 were $1,002,932 as compared to $1,829,340 at September 30, 2011. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

The Company’s total stockholders’ deficit increased to a deficit of $3,581,472 at March 31, 2011 compared to a deficit of $3,064,601 at September 30, 2011. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $1,432,944 for the six months ended March 31, 2011 due to costs for exploration of the Twin Peaks project, clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months of fiscal year 2012, the Company issued 37,730,000 common shares and received proceeds of $459,100.

In the six months of fiscal year 2012, the Company issued 1,585,000 shares of common stock to consultants for services rendered valued by the Company at $93,250.

In the six months of fiscal year 2012, the Company issued 22,894,000 shares of common stock to pay the convertible dentures.

In the six months of fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

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

During the period of this report there were no matters submitted to a vote of Security Holders.

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
Dated: May 14, 2012

