Form 10-Q
period 2012-06-30
USCORP
filed 2012-08-20
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012 291,989,052 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet as of June 30, 2012 (unaudited) and September 30, 2011	1

Consolidated Statements of Operations for the Nine Months and Quarter Ended June 30, 2012 and June 30, 2011 and from Inception, May 1989 through June 30, 2012 (unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2012 and June 30, 2011 and from Inception, May 1989 through June 30, 2012 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of June 30, 2012 and September 30, 2011

UNAUDITED

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash	$701,584	$1,686,996
Deferred charge	0	116,204
Total current assets	701,584	1,803,200

Other assets:
Property & equipment- net	14,749	26,140

Total assets	$716,333	$1,829,340

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses	$53,299	$147,539
Gold bullion loan	4,169,141	4,061,340
Convertible debenture payable	0	581,700
Total current liabilities	4,222,440	4,790,579

Shareholders' equity:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 2,943,750 shares issued and outstanding at September 30, 2011 and 22,943,750 at June 30, 2012	24,304	4,304
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2011 and June 30, 2012, stated value; $0.50	63,498	63,498
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2011 and 5,060,500 at June 30, 2012	5,060	5,060
Common stock A- $.01 par value, authorized 550,000,000 shares authorized, issued and outstanding, 194,966,611 shares at September 30, 2011 and 291,989,052 at June 30, 2012	2,908,403	1,949,667
Subscriptions payable	14,505	30,500
Subscriptions receivable	(5,000)	0
Additional paid in capital	19,191,960	15,804,892
Accumulated deficit - exploration stage	(25,708,837)	(20,819,160)

Total shareholders' deficit of the Company	(2,470,714)	(2,818,713)
Non-controlling interest	(1,035,393)	(142,526)
Total shareholder’s deficit to the Company	(3,506,107)	(2,961,239)

Total Liabilities & Shareholders' Deficit	$716,333	$1,829,340

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Quarters and Nine Months Ended June 30, 2012 and 2011

and from Inception, May 1989 through June 30, 2012

UNAUDITED

					Inception (May
	3 Months	3 Months	9 Months	9 Months	22, 1989) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
General and administrative expenses:
Consulting	$186,806	$255,864	$512,451	$712,785	$8,361,364
Financing expense	1,824,698	0	1,824,698	0	1,824,698
Administration	115,948	101,356	360,148	265,204	7,589,617
Mineral Property Expenditures (see Note 12)	10,292	0	662,276	0	1,693,340
Professional fees	72,681	29,784	283,796	51,558	691,483
Total operating expenses	2,210,425	387,004	3,643,369	1,029,547	20,160,572

Net loss from operations	$(2,210,425)	$(387,004)	$(3,643,369)	$(1,029,547)	$(20,160,572)

Other income (expenses):
Interest income	224	144	462	144	8,655
Interest expense	(8,001)	(63,994)	(152,888)	(64,000)	(1,381,246)
Loss on convertible debt conversion	(228,608)	0	(1,014,764)	0	(1,014,764)
Gain (loss) on unhedged derivative	0	(159,918)	(79,118)	(454,842)	(3,160,910)

Net loss before provision for income taxes	(2,446,810)	(610,772)	(4,889,677)	(1,548,245)	(25,708,837)

Provision for income taxes	0	0	0	0	0

Net loss	(2,446,810)	(610,772)	(4,889,677)	(1,548,245)	(25,708,837)
Less: Net loss attributable to non-controlling interest	(36,615)	(132,079)	(373,728)	(163,483)	(1,035,393)
Net loss attributable to the Company	$(2,410,195)	$(478,693)	$(4,515,949)	$(1,384,762)	$(24,673,444)
Basic & fully diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average of common shares outstanding:
Basic & fully diluted	285,156,274	173,981,664	237,446,717	161,027,813

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2012 and 2011

and from Inception, May 1989 through June 30, 2012

UNAUDITED

	9 Months Ended June 30,	9 Months Ended June 30,	Inception (May 22, 1989)
	2012	2011	to June 30, 2012
Operating Activities:
Net loss	$(4,889,677)	$(1,556,745)	$(25,708,837)
Adjustments to reconcile net income items not requiring the use of cash:
Loss on settlement of convertible debt	1,014,764	0	1,014,764
Stock issued for Consulting fees	224,450	303,029	525,982
Depreciation expense	1,674	376	22,905
Interest expense	0	0	1,250,199
Financing expense	1,824,698	0	1,824,698
Impairment expense	0	0	3,049,465
Loss on unhedged underlying derivative	79,118	294,924	3,160,910
Changes in other operating assets and liabilities :
Deferred charge	116,204	0	0
Increase (decrease) in accounts payable and accrued expenses	40,064	2,298	187,602
Net cash used by operations	$(1,588,706)	$(796,200)	$(9,672,312)

Investing activities:
Purchase of office equipment	$0	$0	$(47,371)
Net cash used by investing activities	0	0	(47,371)

Financing activities:
Issuance of common stock	$660,290	$1,111,580	$8,793,815
Issuance of preferred stock	20,000	0	88,863
Issuance of common B stock	0	0	5,060
Issuance of gold bullion note	0	(3)	648,282
Capital contributed by shareholder	0	0	356,743
Subscriptions received (transferred to common stock)	(15,995)	217,427	14505
Issuance (payment) of convertible notes	(61,000)	(100,000)	514,000
Advances received (paid) shareholder	0	(40,046)	0
Net cash provided by financing activities	603,294	1,188,834	10,421,267

Net increase (decrease) in cash	$(985,412)	$392,634	$701,584

Cash balance at beginning of the fiscal year	1,686,996	354,019	0

Cash balance at June 30, 2012	$701,584	$746,653	$701,584

Supplemental disclosures of cash flow information:
Interest paid	$77,123	$0	$77,123
Income taxes	$0	$0	$0

See the notes to the financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Nine Months Ended June 30, 2012 and 2011

UNAUDITED

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

Consolidation- The consolidated financial statements incorporate the results, cash flows and net assets of USCorp and the entities controlled by it (its subsidiaries) after eliminating internal transactions and recognizing any non-controlling interests in those Entities. Control is achieved where the Group has the power to govern the financial and operating policies of an investee entity so as to obtain economic benefits from its activities. Where subsidiaries are acquired or disposed of in the year, their results and cash flows are included from the effective date of acquisition or up to the effective disposal date.

Where a consolidated company is less than 100% owned by the Group, the non-controlling interest share of the results and net assets are recognized at each reporting date. The interests of non-controlling shareholders are ordinarily measured at the noncontrolling interests’ proportionate share of the fair value of the acquiree’s identifiable net assets, but may alternatively be initially measured at fair value. The choice of measurement is made on an acquisition-by-acquisition basis. Subsequent to acquisition, the carrying amount of non-controlling interests is the amount of those interests at initial recognition plus the noncontrolling interests’ share of subsequent changes in equity. Total comprehensive income is attributed to the non-controlling interests even if this results in the non-controlling interests having a deficit balance.

Changes in the Group’s interests in subsidiaries that do not result in a loss of control are accounted for as equity transactions. The carrying amount of the Group’s interests and the non-controlling interests are adjusted to reflect the changes in their relative interests in the subsidiaries. Any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity and attributed to equity holders of the parent.

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

Fair Value of Financial Instruments-The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Mineral Property Expenditures- Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized. Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

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

Earnings per share- The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Submission of matters to security holders for vote

  During the period of this report the following matters were submitted to a vote of Security Holders.

A majority the Shareholders of USCorp unanimously approved the following actions be taken by the Board of Directors:

1.	The Board of Directors are authorized to re-negotiate the “Gold Bullion Loan” to gain an extension of time to repay the loan from the lender under terms and conditions acceptable to the Board and to the Investors;
2.	The Board of Directors are authorized to distribute to the corporation’s shareholders as a dividend shares in the USMetals, Inc., and Southwest Resource Development, Inc., at a proportionate rate of 1 subsidiary share for every 10 USCorp shares owned of Common A, Common B, and Series A and B Preferred shares owned (based on conversion of Preferred shares to Common shares); fractions to be rounded to the next highest full share;
3.	The Board of Directors are authorized to implement such spinoff(s) and share distributions under conditions it deems prudent as soon as practical to do so;
4.	The Board of Directors are authorized to raise funds by selling stock in a manner, for a price and at a time to be determined by the Board;
5.	The Board of Directors are authorized to make whatever acquisitions, mergers or joint ventures it deems necessary or beneficial to further the development of the Company’s mining claims and properties; and
6.	The prior actions of the Board of Directors during fiscal 2012 are approved by the Shareholders.

2.	Going Concern

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

3.	Property and Equipment

Property and equipment at June 30, 2012 and September 30, 2011 is comprised as follows.

	31-June-12	30-Sep-11

Office equipment	$4,034	$21,305
Vehicle	16,065	16,065
Land deposit	0	10,000
Accumulated depreciation	(5,350)	(21,230)

Property & equipment- net	$14,749	$26,140

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

All of the debentures had been in default but the maturity dates were extended to March 2012 in exchange for the payment of 800,000 shares of common stock and $125,000 to pay down $175,000 of the debentures. In December 2011 the Company paid $25,000 to pay down the debenture balance. The Company has agreed to pay the balance of the debentures as follows: $500,000 by June 30, 2012.

On February 9, 2012 we announced a final payment in full of all debentures with a combination of stock and cash. We have paid a total of $232,000 in cash and issued a total of 23,694,100 shares in order to retire debentures in the amount of $633,823 (principal and interest).

6. Issuances of Common Stock

In the nine months ending June 30, 2012, the Company issued 67,730,000 common shares and received proceeds of $689,069.

In the nine months ended June 30, 2012 the Company issued 5,000,000 common shares to related parties for a verbal agreement to pay $5,000.

In the nine months ending June 30, 2012, 2012, the Company issued 2,865,000 shares of common stock to consultants for services rendered valued by the Company at $158,850.

In the nine months ending June 30, 2012, the Company issued 22,894,000 shares of common stock to pay the convertible dentures.

In the nine months ending June 30, 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000, from related parties, which consisted of members of the Board of Directors. The preferred A can only be issued to officers and members of the board of directors. The stock carries 8 to 1 conversion rights, the 22,943,750 preferred A shares outstanding on June 30, 2012 can be converted into 183,550,000 shares of common stock at the option of the holders.

7. Rights of USCorp Securities

SERIES A CONVERTIBLE PREFERRED STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Series A Preferred Stock and each have a par value of one-tenth of one cent ($0.001). There are 30,000,000 Series A Preferred shares authorized and 22,943,750 shares outstanding. Preferred A Shares are available to Officers and Directors for purchase at par value per shareholder vote and Board vote. The Corporation may not issue fractional shares of the Series A Preferred Stock.

Rank: The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to the Corporation’s Class A and Class B Common Stock, and to any issued Preferred B Stock.

Conversion Rights: Each Series A Preferred Share may be converted into eight (8) shares of the Corporation’s Class A Common Stock.

Voting: The shares of Preferred A stock hold voting rights of 8 votes for each Preferred A share.

SERIES B CONVERTIBLE PREFERRED STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Series B Preferred Stock have a par value of one-tenth of one cent ($0.001). There are 50,000,0000 Series B Preferred shares authorized and 141,687 shares outstanding. The Corporation may not issue fractional shares of the Series B Preferred Stock.

Rank: The Series B Preferred Stock with respect to rights on liquidation, winding up and dissolution, ranks senior to the Corporation’s Common Stock and to any subsequently issued Preferred Stock, but ranks junior to the Corporations Series A Preferred Stock.

Conversion Rights: Each Series B Preferred Share may be converted into two (2) shares of the Corporation’s Class A Common Stock.

Voting: The shares of Series B Preferred Stock hold no voting rights.

CLASS A COMMON STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Class A Common Stock each have a par value of one cent ($0.01). There are 550,000,000 Class A common shares authorized and 291,686,052 shares outstanding. The Corporation may not issue fractional shares of the Class A Common Stock.

Rank: The Class A Common Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to the Corporation’s Class B Common Stock, and junior to any issued Preferred Stock.

Voting: The shares of Class A Common Stock holds voting rights of 1 vote for each Class A Common share.

CLASS B COMMON STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Class B Common Stock each have a par value of one-tenth of one cent ($0.001). There are 250,000,000 Class B Common shares authorized and 5,060,500 shares outstanding. The Corporation may not issue fractional shares of the Class B Common Stock.

Rank: The Class B Common Stock, with respect to rights on liquidation, winding up and dissolution, ranks junior to the Corporation’s Class A Common Stock and to any issued Preferred Stock

Conversion Rights: Each Class B Common Stock may not be converted into any other class of stock.

Voting: The shares of Class B Common Stock hold no voting rights.

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

The following is a summary of common stock options outstanding at June 30, 2012:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2010	100,579,484	$0.06	1.42

Issued	42,764,999
Exercised	(34,585,000)
Expired	(28,084,484)

Outstanding at September 30, 2011	80,674,999	$0.10	0.71

Issued	0
Exercised	(67,483,332)
Expired	(7,498,333)

Outstanding at June 30, 2012	5,693,334	$0.12	0.34

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

	June 30, 2012	June 20, 2011

Net loss before cumulative preferred dividend	$(4,836,677)	$(1,548,245)

Cumulative dividend preferred payable	(53,016)	(45,912)

Net loss to common shareholders	$(4,836,661)	$(1,502,333)

Weighted average	237,446,717	161,027,813

Basic & fully diluted net loss per common share	$(0.02)	$(0.01)

10.  Subsequent Events

Extension of the Gold Bullion Loan; The holder of the Gold Bullion Loan has agreed to extend the loan that was due on March 31, 2012 in exchange for a partial payment of interest comprised of a combination of cash and stock. As of this writing, the exact terms are still being negotiated. The Company plans to issue a press release and file a report on Form 8-K when the final terms of the extension have been agreed upon by all parties.

The company has entered into talks with the management of Arizona Gold Corp. its 61.34% owned subsidiary to unwinding the original agreement. As of this writing, the exact terms are still being negotiated. The Company plans to issue a press release and file a report on Form 8-K when the final terms of the unwinding have been agreed upon by all parties.

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

Results of Operations

Comparison of operating results for the three months ended June 30, 2012 and June 30, 2011:

The Company has no revenues through the date of this report.

Operating expenses were $2,210,425 compared to $387,004 for the same period a year ago. Consulting costs decreased from $255,864 to $186,806 in the three months ended June 30, 2012 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Administration costs increased from $101,356 in the three months ended June 30, 2011 to $115,948 for the three months ended June 30, 2012 due to increased costs for clerical help, office staff, the value of payments for professional services with Registered S-8 shares, and the difference between the capitalization received as a result of investors exercising their warrants and the value of shares issued when the warrants were exercised by investors during the period. Mineral Property Expenditures (formerly labeled License and claim development expenses, see Note 11 to the financials) were $10,292 in the three months ended June 30, 2012 compared to $0 the same period last year due to costs associated with increasing the number of claims at the Twin Peaks project and conducting the drilling program recently completed at the company’s Twin Peaks project site in Arizona.

As a result of operating costs, the Company experienced a loss from operations of $2,210,425 for the three months ended June 30, 2012, compared to loss from operations of $387,004 for the same period last year.

Interest expense decreased to ($8,001) during the three months ended June 31, 2012 compared to ($63,994) the three months ended June 31, 2011 as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s loss on the unhedged loan is $0 for the three months ended June 30, 2012 compared to a loss of ($79,118) for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the three months ended June 30, 2012 was ($2,446,810) or $0.01 per share compared to a loss of ($610,772), or $0.01 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2012, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of June 30, 2012 was $701,584. The cash spent during the quarter came primarily from the issuance stock for cash and funds held in accredited financial institutions. Our monthly cash flow burn rate is approximately $109,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and September 30, 2011, respectively, are as follows:

	June 30, 2012 (Unaudited)	September 30, 2011	Change
Cash	$701,584	$1,686,996	$(985,412)
Total Current Assets	$701,584	$1,803,200	$(1,101,616)
Total Assets	$716,333	$1,829,340	$(1,113,007)
Total Current Liabilities	$4,222,440	$4,790,579	$(299,037)
Total Liabilities	$4,222,440	$4,790,579	$(299,037)

Our cash decreased by $985,412 as of June 30, 2012 as compared to September 30, 2011 because of claim drilling and exploration costs. Our total current assets, and total assets, decreased by $1,101,616 and $1,113,007, respectively, during the same periods, mainly due to the expensing of deferred cost related to consulting services and operational expenses, as of June 30, 2012.

Our current liabilities decreased by $299,037 as of June 30, 2012 as compared to September 30, 2011 primarily because of an decrease in convertible notes payable. Our total liabilities decreased by the same $299,037 for the same reasons.

In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of June 30, 2011 was $701,584. The cash spent during the quarter came primarily from the issuance stock for cash and funds held in the accredited financial institutions. Our monthly cash flow burn rate is approximately $109,000. As a result, we have significant cash needs. We anticipate that these needs will be satisfied through the sale of our securities until such time as our cash flows from operations will satisfy our cash flow needs.

Sources and Uses of Cash

Operations

Our net cash used by operating activities for the nine month period ended June 30, 2012 was $1,588,706 which consisted of our loss income from operations of $4,889,677 loss on settlement of convertible debts of $1,014,764, stock issued for services of $224,450, depreciation of fixed assets of $1,674, financing costs to issue shares of common stock of $1,824,698, decrease in deferred charge of $116,204 and an increases in accrued interest, accounts payable of $40,064.

Investments

We had not inventing activity during the nine months ended June 30, 2012

Financing

Our net cash provided by financing activities for the nine month period ended June 30, 2012 was $603,294, which consisted of proceeds from the issuance of Common stock of $660,290, the issuance of preferred stock of $20,000 a decrease in subscriptions receivable of $15,995 and the cash payment on a loan of $61,000.

Debt Instruments, Guarantees, and Related Covenants

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

.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments. To assist management with additional internal controls, the Company has engaged the services of an independent certified public accounting firm to service as a consultant to the Company on a monthly basis.

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six-months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the nine months of fiscal year 2012, the Company issued 37,730,000 common shares and received proceeds of $459,100.

In the nine months of fiscal year 2012, the Company issued 1,585,000 shares of common stock to consultants for services rendered valued by the Company at $93,250.

In the nine months of fiscal year 2012, the Company issued 22,894,000 shares of common stock to pay the convertible dentures.

In the nine months of fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

ITEM 6. EXHIBITS

(a) Exhibits:

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial
Officer
Dated: August 20, 2012