Form 10-K
period 2012-09-30
USCORP
filed 2013-01-16
CIK 873185

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number: 000-19061

USCORP

(Exact name of the Company as specified in its charter)

Nevada	87-0403330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of January 9, 2013, the value of such stock was $2,643,897. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of Issuer’s class A common stock, $0.01 par value, outstanding on September 30, 2012: 324,009,052 shares. Number of shares outstanding of Issuer’s class B common stock, $0.001 par value, outstanding on September 30, 2012: 5,060,500 shares.

USCORP

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

In April 2002, the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and holder of 141 unpatented lode mining claims by issuing 24,200,000 shares of Company Class A Common Stock in exchange for all of the then issued and outstanding shares of USMetals. USMetals became a wholly owned subsidiary of the Company. On March 22, 2011 USCorp through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of USMetals’ 172 Arizona mining claims known as the Twin Peaks Project (the “Twin Peaks Project”) to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock (the “Transaction”). The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims. The Agreement was subsequently unwound and USMetals become the 100% owner of AGC through the issuance of the shares of USCORP shares of Common A stock. As part of this transaction the “serendipity claims” became fully owned by USmetals.

As reported on Form 8-K on October 1, 2012 the above referenced Agreement with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”) was unwound and as a result AGC Corp, a private Arizona corporation in whose name the Twin Peaks Project claims are held, became a wholly owned (100%) subsidiary of USMetals, Inc., which is a wholly owned (100%) subsidiary of USCorp; All of the Twin Peaks Project Claims are 100% under USMetals’ control and therefore under USCorp’s control; All remaining assets of AGC Corp have been transferred to USMetals, in exchange for shares of USCorp; All AGC Corp shareholders are now shareholders of USCorp; and Arizona Gold Corp, AGC Corp’s parent, will be dissolved in the future.

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

OVERVIEW

USCorp is an “exploration stage” company. The Company’s mining interests are held in the names of its wholly owned subsidiaries, USMetals, Inc. (“USMetals”) and Southwest Resource Development, Inc. (“Southwest”). USMetals’ operations center on completing exploration and beginning development of the mining property known as the Twin Peaks Project and the mining properties which the Company refers to as the Picacho Salton Project and Serendipity claims. The Company has realized no revenues from operations to date.

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

In October 2011 we announced that Boart Longyear had been retained to perform the drilling program on the Twin Peaks Project property.

In November 2011 we began drilling Phase III of the drilling program on the Twin Peaks Project property.

In January, 2012 our Vice President of Business Development and Investor Relations, Michael Love, attended a Mining Industry Conference in Vancouver, British Colombia.

In February 2012 we attended an Resource Investment Conference in Indio, California that was attended by most of the Officers and Directors of USCorp as well as several shareholders.

Also in February 2012 we reported a significant reduction in our corporate debt. We were able to pay off all of our Convertible Debentures, with a face value of $557,600 plus interest with a combination of cash and stock.

In May 2012 we held a shareholder and board of directors meeting conference call in which the following notable actions approved: the re-negotiation of the “Gold Bullion Loan” to gain an extension of time to repay the loan from the lender under terms and conditions acceptable to the Board and to the Investors; the spinoff of the corporation’s wholly owned subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc., and to distribute to the corporation’s shareholders as a dividend shares in USMetals, Inc., and Southwest Resource Development, Inc., at a proportionate rate of 1 subsidiary share for every 10 USCorp shares owned of Common A, Common B, and Series A and B Preferred shares (based on conversion of Preferred shares to Common shares) owned, fractions to be rounded to the next highest full share; the Board was authorized to implement such spinoffs and share distributions under conditions it deems prudent as soon as practical to do so; and unwinding the Asset Funding Agreement with Arizona Gold Corp (“AGCBC”) was approved.

In September we published a report on the drilling program that had been conducted at the Twin Peaks Project by AGCBC. It included a description of the work done, an analysis of the results and outlined the Company’s plans going forward.

Also in September we completed the unwinding of the Agreement with AGCBC. The key elements of the unwinding were: AGC Corp, a private Arizona corporation in whose name the Twin Peaks Project claims are held, became a wholly owned (100%) subsidiary of USMetals, Inc., which is a wholly owned (100%) subsidiary of USCorp; All of the Twin Peaks Project Claims are 100% under USMetals’ control and therefore under USCorp’s control; All remaining assets of AGC Corp have been transferred to USMetals, in exchange for shares of USCorp; All AGC Corp shareholders are now shareholders of USCorp; and Arizona Gold Corp, AGC Corp’s parent, will be dissolved in the future.

B. DESCRIPTION OF CURRENT BUSINESS OPERATIONS.

The Company’s plan of operation and business objectives are to engage in (a) the precioUSMetals exploration, mining, and refining business, and (b) the acquisition of qualified candidates engaged in businesses that would complement the Company’s existing or proposed operations. All of the Company’s California mining claims are held by its wholly owned subsidiary Southwest Resource Development, Inc. As discussed in this report, the Company’s interest in its Arizona mining claims are now held by AGC Corp, an Arizona corporation that is a private, wholly owned subsidiary of USMetals, Inc., a wholly owned subsidiary of USCorp.

USMETALS - Summary of Organization and Business.

USMetals (“USMetals”) was formed and organized under the laws of the State of Nevada on May 3, 2000. On or about April 2, 2002, the Company acquired USMetals and its 141 lode mining claims (the “Mining Claims”). The purpose of USMetals is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferroUSMetals and minerals within the contiguous United States. It is the further intention of USMetals to mine and to process any commercially-proven reserves developed at its properties. The company has recently expanded the Twin Peaks Project to a total of 276 Lode and Placer claims.

The Twin Peaks Mining Claims of USMetals are located in West-Central Arizona, in the Eureka Mining District of Yavapai County, Arizona, approximately 42 miles west of Prescott, Arizona. Within the boundaries of these Mining Claims, more commonly referred to as the “Twin Peaks Project”, are the historic sites of the Crosby, Hayes, Swiss Belle and Gloryhole Mines, past producers of gold and silver. The Twin Peaks Project claims are geographically located in the southwestern division of the Eureka Mining District, which includes many significant mines and prospects. There are tungsten mines in the Camp Wood area, to the northeast, the existing historic gold mines and prospects which abut the Twin Peaks property to the southeast along the Santa Maria River, and tungsten, copper, and zinc mines to the south and southeast. The area has a long history of mining activities. Mining companies can obtain experienced labor, affordable housing, equipment repair, and mining services within the district.

The Santa Maria River traverses the Mining Claims and USMetals is the only company that holds water rights to that section of the river, a valuable asset for a mining company in this arid country.

All of the Twin Peaks’ mining properties are unpatented mining claims; consequently, the Company has only possessory title with respect to such properties. The claims were duly transferred by official deed from the prior owner to USMetals on March 22, 2002 and from USMetals to AGCAZ in May 2011, and in September 2012 the Twin Peaks project claims were returned to USMetals’ control under the terms of the unwinding Agreement with AGCBC et al in which AGCAZ became a wholly owned subsidiary of USMetals.. The real property upon which the Twin Peaks claims are located is subject to a paramount lien by the United States of America; all of the Company’s claims are subject to the applicable rules and regulations of the United States Department of the Interior, Bureau of Land Management, which administers our use and activities on said Mining Claims. The Company has paid all of the required fees in order to maintain the Twin Peaks Mining Claims for the current periods. All of the necessary documents and affidavits have been filed with the Yavapai County Recorder.

The Company and USMetals have had a number of strategic working relationships with various independent contractors in order to develop its Mining Claims. USMetals further relies on the declarations and valuations formed and given in past geological exploration and geochemical studies. USMetals has had consulting and/or independent contractor relationships with Pincock Allen & Holt (“PAH”) Boart Longyear, LLC, Image2Map Services, LLC, Harris Drilling Company, ALS Chemex, SGS Labs, Country Chemist, and the 129-year-old Jacobs Assay 1880 with offices in Tucson, AZ. that has been recognized by the Bureau of Land Management; Laguna Mountain Environmental, Biozone, Inc. Wondjina Research Institute and Quantum GeoConsultants Group, LLC. It should be noted that if USMetals was forced to disassociate itself with one or more of the abovementioned independent contractors, it could readily secure the services of other individuals or entities to perform the work or services of equal or greater quality; the loss of any one or all of the abovementioned contractors would not cause USMetals material adverse effects; however, each of these firms has demonstrated its capability and reliability in assisting the Company and USMetals to develop the Mining Claims, and, to date, the abovementioned contractors have provided invaluable assistance to The Company’s senior executive management in evaluating the potential represented by the Twin Peaks Mining Claims.

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

SOUTHWEST RESOURCE DEVELOPMENT, INC. - Summary of Organization and Business

Southwest Resource Development, Inc. (“Southwest”) was formed and organized under the laws of the State of Nevada on April 3, 2004 as a wholly owned subsidiary of USCorp. On or about May 29, 2004, Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”). This claims group has been expanded to a total of 200 claims consisting of 30 placer claims and 170 lode claims, on approximately 5,760 acres The purpose of Southwest is to engage in the business of acquiring and developing mineral properties, exploring for gold, silver, and other non-ferroUSMetals and minerals within the contiguous United States. It is the further intention of Southwest to mine and to process any commercially-proven reserves developed at its properties.

In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. All of the remaining claims are wholly owned by USCorp’s subsidiary, Southwest.

The Company has spent the last 8 years developing and implementing a plan that would bring multiple properties under Company ownership. Through its wholly owned subsidiary, Southwest, the Company has now acquired for development of a total of 200 lode and placer claims of precious metal properties located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California: Geological testing has successfully recovered gold and silver from dry washes and feeder rills. Laboratory analysis indicates these findings warrant continued development. A feasibility study that identified mineralized material on the Picacho Salton Project was prepared in 2007. The Company has completed archeological and environmental and ecological reports and submitted a Mining Plan of Operations to drill to the Bureau of Land Management who completed their review of the Plan in 2012. As of the date of this report we are in the process of obtaining permits from local state and county agencies in order to proceed with our drilling program..

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

Numerous discoveries of placer gold throughout Imperial County have remained undeveloped due to a common problem encountered by small miners. Due to the lack of an adequate water supply to support placer gold recovery operations in the region, scores of small and medium size mining operations have failed to successfully recover precioUSMetals known to exist throughout the region. Southwest believes it has located a potentially adequate water source. Southwest intends to use a state of the art gold recovery system designed and developed for the specific conditions found on these properties. Based on the recent reports of geologists and engineers, Southwest believes this property has the potential to develop into a significant gold producing operation.

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

In 2008 we submitted a Mining Plan of Operations (MPO) to the Bureau of Land Management (BLM) to conduct a 3-phase drilling program. Our MPO has been approved by the BLM in 2012. As of the date of this report we are in the process of obtaining permits from local state and county agencies in order to proceed with our drilling program. (see “Recent Developments”)

Property descriptions, locations and nature of ownership.

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

North
Southwest Resource Development, Inc.
A Wholly Owned Subsidiary of USCorp
Map Showing USCorp's
Imperial County,
California Mining Claims
The Picacho Salton Project
Arizona
California
West
East
South
Lost Gold Canyon Group
LOST PEG 3 PL
LOST PEG 5 PL
LOST PEG 4 PL
LOST PEG 2 PL
BIG BEN 1 PL
Gold star Ext Pl
BIG BEN2 PL
Gold star Ext Pl
LOST PEG 1 PL
Big Ben PL8
Big Ben PL3
#8A #10A
Big Ben PL4
#11A #12A
#13A #14A
#16A #18A
Big Ben PL5
SRDI 2ND GROUP
153 154
151 152
149 150
147 148
145 146
Lost shovel Amanda3
Lost shovel Amanda 2
Lost shovel Amanda1
Lost shovel Amanda4
SRDI CLAIMGROUP
Broken pan claimgroup
36
1

1. In this Map the boxed areas represent the approximate locations of the company’s Picacho Salton Project mining claims in the Mesquite Mining District of Imperial County, California.

 2. The number “1” in the map is the approximate location of our Twin Peaks Project claims. The Picacho Salton claims are represented by the number “2” in this map.

113° 10' 44.961" W
34° 29' 59.656" N
113° 2' 28.459" W
34° 30' 8.236" N
34° 25' 40.401" N
113° 10' 38.244" W
34° 25' 48.957" N
113° 2' 22.147" W
Crosby
Mountain
Crosby Mtn
Dry Tank
Billy Spring
Rock Tank
Dove Spring
Willow Spring
Santa Maria
River
Quail
0
¼
½
1
2 Miles
1000
0
2000
4000
6000
8000
10,000 Feet
1,000 Meters
500
0
½
1
2 Kilometers

1927 North American Datum; UTM grid zone 12
Generated by BigTopo7 (www.igage.com)
Map compiled from USGS Quads: Thorn Peak, AZ Bagdad, AZ Big Shipp Mountain, AZ
Malpais Mesa NE, AZ

AZ Gold Corp

3. This map shows the Twin Peak Project claims group outlined in Blue. Shaded areas indicate areas of historical exploration work during the past 30 years.

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

In 2011 the BLM approved a revised Mining Plan of Operations for an expanded drilling program on the Twin Peaks Project. Boart Longyear, the drilling company that conducted our Phase 1, 2 and 2.5 drilling programs, has been conducting the revised drilling program, which began in November 2011. The recently completed Phase 3 drilling program was reported in our September 12, 2012 press release and discussed more fully herein (see “Recent Developments”).

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

In regards to the Twin Peaks Project, past geologic valuations have been confirmed by recent geological work as reported in the 2007 feasibility study on the project that indicated mineralized material on claims within the boundaries of the Twin Peaks. The Company uses these historical and current reports in support of its determination that economically viable mineralization is present on the properties.

According to past geologic valuations the Crosby claims are within an area of banded gray schist that is surrounded by light-colored granite and intruded by pegmatite, rhyolite-porphyry, and basic dikes. The vein strikes N10E, and dips 25 to 30 degrees E, and attains a width of up to 18 inches in the old workings. Rich ore from the oxidized zone shows brecciated quartz with abundant cellular limonite. Several structural zones appear to control the mineralization within the claim group. It can be considered that an alignment of a structural trend exists, with a bearing of about N2OE between the Hayes Mine and the Crosby Mine, with the Swiss Belle Mine at midway along the trend. Another structural zone which is expressed by a dike and is reported to run from the Santa Maria River to the base of Hayes Peak has an average bearing of about N53W. The Hayes Shaft was sunk within this dike. The dike probably passes slightly west of the Gloryhole Mine and then intersects a N2OE structural zone near the base of Hayes Peak. The structural zones seem to influence wide areas adjacent to them, which is confirmed by favorable assays and also by the Very Low Frequency Electromagnetic survey. Cutoff grade valuations were not performed.

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

Phases 1, 2 and 2.5 and 3 of the Twin Peaks drilling program have been completed as of the date of this Report.

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

The PAH Geological Summary contained the following points:

(1)	GEOLOGIC FORMATION. "The Twin Peaks project is situated in the faulted border zone between the Colorado Plateau and the Southern Basin and Range Province of the North American Craton (Craton: a large, stable block of the earth's crust). Pegmatites are abundant and reach lengths of dozens of feet and widths of up to 10 feet. Typical mineralogy of the pegmatites includes large Muscovite books, black tourmaline crystals, quartz crystals, and orthoclase and plagioclase class feldspars." (Pegmatites: coarse-grained, igneous rocks, usually granite, characterized by large well-formed crystals, and often contain rare elements.)

(2)	GEOLOGIC ORIGIN OF PRECIOUS METAL MINERALIZATION AT TWIN PEAKS. "Localized faulting has led to Cretaceous and Tertiary volcanic activity and epigenetic hypogene enrichment." Epigenetic refers to ores and mineral products introduced into their surrounding rocks after the rocks themselves had already come into existence. Hypogene enrichment (in a deeper layer) is significant because a mineral of supergene origin (from a more superficial layer) is likely to disappear within a few hundred feet of depth. If the relative proportion of supergene to hypogene ore minerals can be estimated (by Phase 3 drilling and assay), the ratio gives a basis for estimating the grade of ore that will be expected in the primary zone below the reach of enrichment.

(3)	ASSAY RESULTS IN SUPPORT OF GEOLOGY. PAH noted that "…good gold values were found near the contact between the Tertiary plug and the underlying granitics just to the south of the Hayes mine area…" PAH also noted large pegmatite veins and structural fault zones with gold and silver at various dip and strike angles. Examples of assay results are given in our July 18, 2011 press release.

(4)	ORE TYPE. Gold and silver mineralization in the claims area is characterized by massive white Drusy quartz with relict sulfide casts. Drusy quartz veins are typical of precious metal systems worldwide. Two extensive drusy quartz veins carrying gold and silver mineralization were discovered during PAH's site visit in addition to other gold and silver deposits found at fault intersections and in known historical workings on the property.

(5)	ESTIMATION OF PRECIOUSMetals AT TWIN PEAKS. PAH concluded that the Twin Peaks property has definite upside potential, that “a potential 5,000,000 tons or more of resources” [gold and silver] resides in three lengthy quartz vein structures, including two discovered during PAH's site visit, and that other gold and silver mineralization [that is, gold and silver bearing ore] also occurs at fault intersections, and in known historic workings on the property.

As discussed herein, Boart Longyear was contracted to complete the revised Phase 3 Drilling program that included additional drilling targets in the newly added claims group. This program began in November 2011 and was reported in our September 12, 2012 press release and discussed more fully herein (see “Recent Developments”)

The geological justification for the exploration project at the Picacho Salton Project claims is that there is visible gold in the ground and past geological studies have found gold and silver at various locations within the boundaries of the claims groups.

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

As of the date of this Annual Report, the Company and its wholly owned subsidiaries have utilized as principal consultant and advisors: Boart Longyear Drilling, Harris Drilling, Pincock Allen & Holt, Image2Map Services and Quantum GeoConsultants Group, LLC, which, in turn, may work with subcontractors that perform work indirectly for the Company and its subsidiaries.

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

Uncertainty of Reserves and Mineralization Estimates. There are numerous uncertainties inherent in estimating proven and probable reserves and mineralization, including many factors beyond The Company’s control. The estimation of reserves and mineralization is a subjective process and the accuracy of any such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, metallurgical testing and production and the evaluation of mine plans subsequent to the date of any estimate may justify revision of such estimates. No assurances can be given that the volume and grade of reserves recovered and rates of production will not be less than anticipated. Assumptions about prices are subject to great uncertainty and gold prices have fluctuated widely in the past. Declines in the market price of gold or other precioUSMetals also may render reserves or mineralization containing relatively lower grades of ore uneconomic to exploit. Changes in operating and capital costs and other factors including, but not limited to, short-term operating factors such as the need for sequential development of ore bodies and the processing of new or different ore grades, may materially and adversely affect reserves.

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

Shares Eligible for Future Sale. A total of 325,009,052 shares of Voting Class A Common Stock are issued and outstanding as of the date of this Annual Report, of which approximately 264,605,555 shares thereof are “restricted securities” as that term is defined under the Securities Act. Therefore, all such restricted shares must be held indefinitely unless subsequently registered under the Securities Act or an exemption from registration becomes available. One exemption that may be available in the future is Rule 144 adopted under the Securities Act. Generally, under Rule 144 any person holding restricted securities for at least one year may publicly sell in ordinary brokerage transactions, within a 3 month period, the greater of one (1%) percent of the total number of a company’s shares outstanding or the average weekly reported volume during the four weeks preceding the sale, if certain conditions of Rule 144 are satisfied by the company and the seller. Furthermore, with respect to sellers who are “non-affiliates” of the company, as that term is defined in Rule 144, the volume sale limitation does not apply and an unlimited number of shares may be sold, provided the seller meets a holding period of 2 years. However, the SEC revised Rule 144, effective February 15, 2008, which shortens the holding period to six months in some cases and remove the volume restrictions for any such sales. Sales under Rule 144 may have a depressive effect on the market price of The Company’s securities, should a public market be available for The Company’s shares.

We had issued an aggregate of $700,000 principal amount of convertible debentures (the “Debentures”). These Debentures were issued over a period of two years and accrued interest at the rate of 4% or 5%. The conversion price for these Debentures was $0.125 per share and could have been converted into an aggregate of 5,600,000 shares of our common stock. On February 9, 2012 we announced a final payment in full of all debentures with a combination of stock and cash. We have paid a total of $232,000 in cash and issued a total of 23,694,100 shares in order to retire debentures in the amount of $633,823 (principal and interest).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

The following table sets forth for the periods indicated the range of high and low closing price quotations for the Company’s common stock during the past two fiscal years. These quotations represent inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

PERIOD	HIGH	LOW
Quarter ended December 31, 2010	0.13	0.05
Quarter ended March 31, 2011	0.08	0.04
Quarter ended June 30, 2011	0.08	0.04
Quarter ended September 30, 2011	0.10	0.04
Quarter ended December 31, 2011	0.05	0.03
Quarter ended March 31, 2012	0.09	0.04
Quarter ended June 30, 2012	0.07	0.04
Quarter ended September 30, 2012	0.05	0.01

On January 11, 2013 the reported closing price for the Company’s common stock was $0.03 per share; there were approximately 1,200 record holders of the Company’s shares.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the fiscal year 2012, the Company issued 6,030,000 common A shares and received proceeds of $123,350.

During the fiscal year 2012, the Company issued 66,518,322 common A shares to warrant holders and received proceeds of $636,719.

During the fiscal year 2012,, the Company issued 2,165,000 shares of common stock to consultants for services rendered valued by the Company at $109,850.

During the fiscal year 2012, the Company issued 22,894,000 shares of common stock to pay the convertible dentures.

During the fiscal year 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000.

During the fiscal year 2012, the Company issued 635,000 shares of common A pursuant to the 2009 stock incentive plan

During the fiscal year 2012, the Company issued 30,800,000 shares pursuant to the unwinding agreement with Arizona Gold Corp. “AGC” in return for the shares issued the company’s subsidiary obtained fully ownership of “AGC”.

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

OVERVIEW

The Company is an “exploration stage” company. During fiscal year ended September 30, 2012, the Company’s activities centered on the exploration of USMetals’ mining property known as the Twin Peaks Project in the Eureka Mining District of Yavapai County, Arizona, the exploration of the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County, California. During the fiscal year, the Company did not engage in any commercially viable operations and realized no revenues from its activities. The annual costs incurred to date were primarily for the continued exploration of the Company’s mining properties including the current drilling program, expansion and maintenance of the Company’s website, legal and accounting costs in conjunction with the Company’s general and administrative expenses in anticipation of completing exploration and commencing a test production program on the Company’s mining properties. The annual maintenance fee payment for the 476 claims owned by the Company is $140 per 20 acre parcel, rather than per claim due to a change in policy by the BLM. The total annual cost increased from $66,640 to $88,200..

All of the Company’s mining claims are held through its subsidiaries, USMetals, Inc. and Southwest Resource Development, Inc. Quantum GeoConsultants Group, LLC has agreed to supervise and direct the work of the Twin Peaks Project Picacho Salton Project Teams.

The Company owns 276 unpatented mining claims totaling 5,520 acres in the Eureka Mining District of Yavapai County, Arizona. These claims have a history of mining activity from the middle of the 19th century to the beginning of World War II. Gold, silver, copper and other minerals were recovered. The previous owners started acquisition of this claim group in the early 1940s and by the mid-1980s the claims group totaled 134 claims. Exploration, drilling and assessment work was done and several geological reports were completed indicating the presence of economically viable deposits of precioUSMetals and complex ores.

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

In 2011 and 2012 The Company, through its wholly owned subsidiary, USMetals, Inc. and under the direction of Arizona Gold Corp, (“AGC”) conducted Phase 3 of its drilling program at Twin Peaks. The report provided by the onsite geologist has been reviewed by USCorp’s Mining Consultant, Edwin Arbar, who has provided the company with an analysis that is summarized below:

Project Description and Contractors

Arizona Gold Corporation (“AGC”) contracted Pincock, Allen & Holt (“PAH”), an internationally known consulting firm, as AGC’s Project Consultants and Managers. The original PAH Chief Geologist, Barton Stone, began reconnoitering the Twin Peaks project and surrounding areas. Barton Stone then outlined a 13,000 feet drilling program to be directed at five (5) high interest areas of mineralization. Mr. Stone also recommended taking samples at five (5) foot intervals of cored rock. The five (5) foot sample interval for assay tests is a Mining Industry Standard.

The primary operator with total Project responsibility during the Phase 3 Drilling program was Arizona Gold Corporation (“AGC”). AGC contracted Michael Krokosz at the behest of PAH’s Geologist Craig Horlacher. Mr. Horlacher replaced Mr. Barton Stone who was the previous and first PAH Geologist on the Phase 3 contract at Twin Peaks. Mr. Stone was later reassigned by PAH before drilling was initiated.

The newly appointed PAH Chief Geologist, Craig Horlacher, formulated a sampling protocol for this project. Samples were to be taken at one (1) foot intervals and a portion of the split sample was sent to Arizona Assay Laboratory (“AAL”) to be fire assayed for gold and silver. One-half of each sample was kept by AGC in a secured site at the project office in Wickenburg, Arizona, for future reference. The assayer was instructed to retain all “pulp” material for each sample sent to them for processing and assaying. The samples of “pulp” and the remaining one-half of the core samples are now in the process of being re-checked by spectrographic analysis (XRF) for any metal content that may have been missed or inadvertently overlooked by the assay laboratory, AAL.

AGC contracted Boart Longyear Drilling Services (“BLDS”), rated as one of the largest international drilling companies in the mining industry. BLDS was hired to drill at locations thought to be drill targets of ore. PAH and AGC Geologists initially identified five (5) areas as prime locations to intersect precious metal deposits.

AGC initiated Phase 3 drilling program at Twin Peaks on November 9, 2011 in the Hayes Mine area. The objective was to drill alongside and then drill through the Quartz Dike at the Hayes Mine area. PAH has issued positive statements regarding the potential of the Twin Peaks property. PAH stated “Twin Peaks Property has definite upside potential” and continued, “…that a potential five million tons, or more of resources reside in the lengthy quartz vein structures…” Recent visits by Geologists and Mining Consults have suggested that the Quartz Dikes are a major part of the structurally controlled mineralization that has occurred at the Hayes Mine and other locations. The Hayes Mine was a prolific mineral producer. The mineral production was not from the Dike itself, but from the footwall area that parallels the Quartz Dike.

Michael Krokosz, AGC Chief Geologist, maintained the “sampling protocol” formulated by PAH Geologist, Craig Horlacher, by taking assay test samples at one (1) foot intervals of cored rock material.

Analysis

There are several lessons learned from the experience of Phase 3 Drilling Project. Number one is the importance of concentrating on locating and testing when encountering the pathfinder metals, Iron and Iron Oxides, when associated with Quartz Dikes or any other rock structure. Ore has appeared in host rocks such as metagranites and schists that are often associated with the Quartz Dikes. Historical Geology comes into play with the association and relationships of various lithologies, which must be studied and recorded further in greater detail.

Quartz Dikes were formed millions of years ago by migrating magmatic solutions under intense heat and pressures thereby filling some fault systems on Twin Peaks that are now prominent Quartz and Pegmatite Dikes. While some faults were being filled with magmatic solutions, some faults were filled to form Quartz Dikes. The tectonic forces caused crushing, heavy fracturing and folding of existing rock structures that allowed the Hydrothermal (mineralized) waters to penetrate, disseminate and (sometimes) deposit metals throughout the fault/fracture zones. This process sometimes included Quartz Dikes and related dike systems. In other words, mineralization came long after the Quartz Dikes were formed. The mineralization was structurally controlled by fault systems and Dikes of all types (including Pegmatite Dikes).

Since it has been determined that mineralization came AFTER the Quartz Dikes were formed, it is now known that the origin of the mineral waters was probably from a massive detachment fault system located at great depths. Blocks of regional plates passed over each other by tectonic forces related to continental subduction.

Although the Phase 3 drilling project did not produce the number of expected results, the project Geologist and others are confident they know where the Feeder may be located. The Feeder location that fed the ore found and mined at the Crosby, Hayes, Swiss Belle and Glory Hole mines can be better identified.

New, state-of-the-art techniques and scientific instruments will be used by USMetals to capitalize on newly discovered locations as a result of the Phase 3 drilling program where significant gold values were discovered during the program, but not pursued, as the company believes should have been by geophysical surveying and testing to identify the structures where the Phase 3 core driller made a significant gold hit.

Next Steps

A new plan has been put in place to execute a new drilling program based on the planned geophysical 3-D model that will show the gold target(s) including size and depth of the target.

New ASTER satellite photos have recently been obtained for interpretation by a USMetals contractor. The interpretations will zero in on “geo-magnetic” and “mineral alteration” areas with readings that are then interpreted to identify target areas that indicate deep structural features and areas of alteration that are then targeted for geophysical (sub-surface) exploration.

A geophysical crew will conduct magnetic (magnetometer), VLF (very low frequency), and I. P. (Induced Polarity) surveys in the ASTER targeted areas that will ultimately produce 2-D and 3-D models showing specific locations as drill targets. These scientific procedures (previously unused) will eliminate reliance on visually targeted surface mineralization areas that was previously used by AGC during Phase 3 Drilling Project to locate the drill holes.

The geophysical tests are capable of showing details of sub-surface geological structures up to one thousand (1,000) feet (or more) below surface. USMetals has integrated this new technology for the next phase by employing state-of-the-art technologies previously not used on the Phase 3 drilling project. Newly formulated and patented mineral location Software, NASA satellite technology and complex Electo-Therm computerized systems can now reveal detailed sub-surface geology by sending electrical signals down through solid rock structures to locate Minerals, Oil and Gas.

The Company, through its wholly owned subsidiary Southwest Resource development, Inc., (“Southwest”) owns 200 unpatented lode and placer mining claims totaling approximately 5,760 acres in the Mesquite Mining District of eastern Imperial County, California which the Company refers to as the Picacho Salton Project Claims. These claims and the surrounding Mesquite Mining District have a history of mining activity going back almost 200 years. The majority or most of the exploration, drilling and assessment work at the Picacho Salton Project Claims in the Mesquite Mining District of Imperial County was done and geological reports were completed by prior owners in the 1980s and indicated at that time the presence of economically viable deposits of precioUSMetals.

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

In 2008 we submitted a Mining Plan of Operations (“MPO”) to the Bureau of Land Management (BLM) to conduct a 3-phase drilling program. Our MPO has been approved by the BLM and as of the date of this report we are in the process of obtaining permits from local state and county agencies in order to proceed with our drilling program.

RESULTS OF OPERATIONS

Revenues

During the year ended September 30, 2012 the company recorded revenue in the amount $265 as compared to $0 for the prior year. The company is still an exploration stage company and the revenue that was recorded was a result of sale of raw materials not operating income.

Operating expenses

General and Administrative – General and Administrative expenses for the year ended September 30, 2012 totaled $324,185 as compared to $350,786 for the prior year. The decrease is mainly related to lower payroll taxes incurred for 2012.

Consulting – Consulting expenses were $689,328 for the year ended September 30, 2012 as compared to $1,256,386 for the year ended September 30, 2011. The decrease is mainly related to a decreased reliance on consultants in 2012.

Financing fees – Financing fees for the year ended September 30, 2012 totaled $1,824,698 as compared to $0 for the year ended September 30, 2011.

The increase is related to $1,824,698 in financing fees incurred as a result of allowing warrant holders to purchase shares at a beneficial discount in exchange for the forfeiture of warrants.

Mining Development – Mining Development expenses were $745,091 for the year ended September 30, 2012, compared to $171,738 for the year ended September 30, 2011, representing an increase of $573,353. The increase is related to an increase in exploration activity on the company’s mining claims.

Professional Fees – Professional fees for the year ended September 30, 2012 were $343,314 as compared to $352,318 for the year ended September 30, 2011. The decrease is related to a decrease in legal fees in 2012.

Other income and expenses

During the twelve months ended September 30, 2012 the company earned interest income in the amount of $567 compared to earnings of $285 during the year ended September 30, 2011.

The company incurred $574,875 in interest expense for year ended September 30, 2012. During the year ended September 30, 2011 the company incurred interest expense in the amount of $447,054.

The company recorded losses on debt conversion during the years ended September 30, 2012 and 2011 in the amounts of $980,514 and $6,000 respectively. These losses are related to the issuance of stock for settlement of debt during the years.

The company recorded losses on unhedged derivatives during the years ended September 30, 2012 and 2011 in the amounts of $418,843 and $746,989 respectively. These losses are related to the fluctuation of the fair market value of gold bullion.

Net loss attributable to common stock

The company realized a net loss of $5,900,016 for the year ended September 30, 2012, compared to a net loss of $3,170,035 for the year ended September 30, 2011, an increase of $2,729,981. The increase is  primarily related to the $1,824,698 in financing fees incurred as a result of allowing warrant holders to purchase shares at a beneficial discount in exchange for the forfeiture of warrants and the loss on the convertible debt settlement.

Liquidity and capital resources

At September 30, 2012, the company had cash in the amount of $429,626, and a working capital deficit of $4,630,824 as compared to cash in the amount of $1,687,001 and a working capital deficit of $3,016,543 as of September 30, 2011. In addition, our stockholders' deficit was $1,789,767 at September 30, 2012, compared to stockholders' deficit of $2,999,212 at September 30, 2011.

Our accumulated deficit increased from $20,997,853 at September 30, 2011 to $27,050,820 at September 30, 2012.

Our operations used net cash of $(1,974,729) during the year ended September 30, 2012, compared to $(1,676,112) during the year ended September 30, 2011, an increase of $(298,617).

Our cash used for investing activities was $(20,283) for the year ended September 30, 2012 and $(19,816) for the year ended September 30, 2011.

Our financing activities provided net cash of $737,637 during the year ended September 30, 2012, compared to net cash of $3,027,130 during the year ended September 30, 2011.

Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

Off- Balance Sheet Arrangements

The Company currently does not have any off-balance sheet arrangements.

ITEM 8. Financial Statements and Supplementary Data

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of September 30, 2012 and 2011

	September 30,	(RESTATED) September 30,
	2012	2011
ASSETS
Current assets:
Cash	$429,626	$1,687,001
Deposit	--	10,000
Deferred charge	42,504	116,204
Total current assets	472,130	1,813,205

Other assets:
Property & equipment- net	13,150	17,331
Mining claims	2,666,907	--
Real property	161,000	--

Total assets	$3,313,187	$1,830,536

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$103,757	$184,937
Loan payable related party	6,000	--
Loan payable	141,000	--
Gold bullion loan	4,852,197	4,063,111
Convertible debenture payable	--	581,700
Total current liabilities	5,102,954	4,829,748

Shareholders' deficit:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 5,600,000 shares issued and outstanding at September 30, 2011 and 25,600,000 at September 30, 2012	25,600	5,600
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2011 and September 30, 2012	70,844	70,844
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2011 and 5,060,500 at September 30, 2012	5,060	5,060
Common stock A- $.01 par value, authorized 650,000,000 shares authorized, issued and outstanding, 194,966,620 shares at September 30, 2011 and 324,009,052 at September 30, 2012	3,240,089	1,949,665
Subscriptions payable	727,500	--
Subscriptions receivable	(13,250)	(840,000)
Additional paid in capital	21,205,210	16,120,423
Accumulated deficit - exploration stage	(27,050,820)	(20,997,853)

Total shareholders' deficit of the Company	(1,789,767)	(3,686,261)
Non-controlling interest	--	687,049
Total shareholder’s deficit to the Company	(1,789,767)	(2,999,212)

Total Liabilities & Shareholders' Deficit	$3,313,187	$1,830,536

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Years Ended September 30, 2012 and 2011

and from Inception, (May 22, 1989) through September 30, 2012

	Years ended		Inception (May 22, 1989)
	September 30, 2012	(RESTATED) September 30, 2011	to September 30, 2012
Revenues	$265	$-	265

General and administrative expenses:
Consulting	$689,328	$1,248,386	$9,335,618
Financing Fee	1,824,698	-	1,824,698
General and administrative	324,185	350,786	7,386,008
Mining development	745,091	171,738	1,276,185
Professional fees	343,314	352,318	1,409,765
Total operating expenses	3,926,616	2,123,228	21,232,274

Loss from operations	(3,926,616)	(2,123,228)	(21,232,274)

Other income (expenses):
Interest income	567	285	8,760
Interest expense	(574,875)	(447,054)	(2,109,854)
Loss on convertible debt settlement	(980,514)	(6,000)	(986,514)
Gain (loss) on unhedged derivative	(418,843)	(746,989)	(2,731,203)
Total other income (expense)	(1,973,665)	(1,199,758)	(5,818,811)

Net loss	(5,900,016)	(3,322,986)	(27,050,820)

Less: Net loss attributable to non-controlling interest	-	(152,951)	-

Net loss attributable to the Company	$(5,900,016)	$(3,170,035)	$(27,050,820)

Basic & fully diluted net loss per common share	$(0.02)	$(0.02)

Weighted average of common shares outstanding:
Basic & fully diluted	260,197,914	170,858,735

The accompanying notes are an integral part of these consolidated financial statements.

US Corp and Subsidiaries
Consolidated Statements of Shareholders' Deficit
(An Exploration Stage Company)
From Inception (May 22, 1989) to September 30, 2012
(RESTATED)
													TOTAL
	Series A preferred Stock		Series B preferred Stock		Common Stock - Class B		Common Stock - Class A			Shares	Shares	Accumulated	Shareholders'	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Payable	Receivable	Deficit	Equity	Interest	TOTAL

Inception	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock	-	-	-	-	-	-	84,688	847	1,185,153	-	-	-	1,186,000	-	1,186,000

Net income fiscal 1990	-	-	-	-	-	-	-	-	-	-	-	520,000	520,000	-	520,000

Balance at September 30, 1990	-	-	-	-	-	-	84,688	847	1,185,153	-	-	520,000	1,706,000	-	1,706,000

Net income fiscal 1991	-	-	-	-	-	-	-	-	-	-	-	1,108,000	1,108,000	-	1,108,000

Balance at September 30, 1991	-	-	-	-	-	-	84,688	847	1,185,153	-	-	1,628,000	2,814,000	-	2,814,000

Issuance of common stock	-	-	-	-	-	-	472	5	32,411	-	-	-	32,416	-	32,416

Net income fiscal 1992	-	-	-	-	-	-	-	-	-	-	-	466,000	466,000	-	466,000

Balance of September 30, 1992	-	-	-	-	-	-	85,160	852	1,217,564	-	-	2,094,000	3,312,416	-	3,312,416

Net loss fiscal 1993	-	-	-	-	-	-	-	-	-	-	-	(3,116,767)	(3,116,767)	-	(3,116,767)

Balance of September 30, 1993	-	-	-	-	-	-	85,160	852	1,217,564	-	-	(1,022,767)	195,649	-	195,649

Net loss fiscal 1994												(63,388)	(63,388)		(63,388)

Balance of September 30, 1994	-	-	-	-	-	-	85,160	852	1,217,564	-	-	(1,086,155)	132,261	-	132,261

Net income fiscal 1995	-	-	-	-	-	-	-	-	-	-	-	(132,261)	(132,261)	-	(132,261)

Balance of September 30, 1995	-	-	-	-	-	-	85,160	852	1,217,564	-	-	(1,218,416)	-	-	-

Net loss fiscal 1996	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Balance of September 30, 1996	-	-	-	-	-	-	85,160	852	1,217,564	-	-	(1,218,416)	-	-	-

Stock issued for mining claim	-	-	-	-	-	-	150,000	1,500	598,500	-	-	-	600,000	-	600,000

Issuance of common stock	-	-	-	-	-	-	50,000	500	59,874	-	-	-	60,374	-	60,374

Stock issued for services	-	-	-	-	-	-	14,878	149	29,608	-	-	-	29,757	-	29,757

Net loss fiscal 1997	-	-	-	-	-	-	-	-	-	-	-	(90,131)	(90,131)	-	(90,131)

Balance at September 30, 1997	-	-	-	-	-	-	300,038	3,001	1,905,546	-	-	(1,308,547)	600,000	-	600,000

Capital contributed by shareholder	-	-	-	-	-	-	-	-	58,668	-	-	-	58,668	-	58,668

Net loss fiscal 1998	-	-	-	-	-	-	-	-	-	-	-	(58,668)	(58,668)	-	(58,668)

Balance at September 30, 1998	-	-	-	-	-	-	300,038	3,001	1,964,214	-	-	(1,367,215)	600,000	-	600,000

Capital contributed by shareholder	-	-	-	-	-	-	-	-	28,654	-	-	-	28,654	-	28,654

Net income fiscal 1999	-	-	-	-	-	-	-	-	-	-	-	(26,705)	(26,705)	-	(26,705)

Balance at September 30, 1999	-	-	-	-	-	-	300,038	3,001	1,992,868	-	-	(1,393,920)	601,949	-	601,949

Capital contributed by shareholder	-	-	-	-	-	-	-	-	22,750	-	-	-	22,750	-	22,750

Net loss fiscal 2000	-	-	-	-	-	-	-	-	-	-	-	(624,699)	(624,699)	-	(624,699)

Balance at September 30, 2000	-	-	-	-	-	-	300,038	3,001	2,015,618	-	-	(2,018,619)	-	-	-

Issuance of common stock	-	-	-	-	-	-	103,535	1,035	611,943	-	-	-	612,978	-	612,978

Issued stock for compensation	-	-	-	-	-	-	50,000	500	19,571	-	-	-	20,071	-	20,071

Capital contributed by shareholder	-	-	-	-	-	-	-	-	21,719	-	-	-	21,719	-	21,719

Net loss fiscal 2001	-	-	-	-	-	-	-	-	-	-	-	(654,768)	(654,768)	-	(654,768)

Balance at September 30, 2001	-	-	-	-	-	-	453,573	4,536	2,668,851	-	-	(2,673,387)	-	-	-

Issued stock to purchase mining claim	-	-	-	-	-	-	24,200,000	242,000	2,207,466	-	-	-	2,449,466	-	2,449,466

Issued shares to employees	-	-	-	-	-	-	267,500	2,675	(2,675)	-	-	-	-	-	-

Capital contributed by shareholders	-	-	-	-	-	-	-	-	143,480	-	-	-	143,480	-	143,480

Net loss for the fiscal year	-	-	-	-	-	-	-	-	-	-	-	(2,591,671)	(2,591,671)	-	(2,591,671)

Balance at September 30, 2002	-	-	-	-	-	-	24,921,073	249,211	5,017,122	-	-	(5,265,058)	1,275	-	1,275

Issued stock for services	-	-	-	-	-	-	872,000	8,720	264,064	-	-	-	272,784	-	272,784

Beneficial conversion feature	-	-	-	-	-	-	-	-	3,767	-	-	-	3,767	-	3,767

Capital contributed by shareholders	-	-	-	-	-	-	-	-	81,472	-	-	-	81,472	-	81,472

Net loss for the fiscal year	-	-	-	-	-	-	-	-	-	-	-	(865,287)	(865,287)	-	(865,287)

Balance at September 30, 2003	-	-	-	-	-	-	25,793,073	257,931	5,366,425	-	-	(6,130,345)	(505,989)	-	(505,989)

Issuance of common stock	-	-	-	-	-	-	550,000	5,500	206,500	-	-	-	212,000	-	212,000

Issuance of Preferred B Stock	-	-	155,000	77,500	-	-	-	-	70,595	-	-	-	150,752	-	150,752

Issued stock to pay bills	-	-	-	-	-	-	1,069,945	10,699	460,077	-	-	-	470,776	-	470,776

Issued stock for services	-	-	-	-	-	-	2,118,444	21,184	652,714	-	-	-	673,898	-	673,898

Net loss for the fiscal year	-	-	-	-	-	-	-	-	-	-	-	(964,108)	(964,108)	-	(964,108)

Balance at September 30, 2004	-	-	155,000	77,500	-	-	29,531,462	295,314	6,756,311	-	-	(7,094,453)	34,672	-	34,672

Issuance of common stock	-	-	-	-	-	-	150,000	1,500	46,500	-	-	-	48,000	-	48,000

Issued stock for services	-	-	-	-	-	-	2,840,000	28,400	331,600	-	-	-	360,000	-	360,000

Issued stock to pay debt	-	-	-	-	-	-	400,000	4,000	50,000	-	-	-	54,000	-	54,000

Issuance of warrants	-	-	-	-	-	-	-	-	1,817	-	-	-	1,817	-	1,817

Net loss for the fiscal year	-	-	-	-	-	-	-	-	-	-	-	(628,337)	(628,337)	-	(628,337)

Balance at September 30, 2005	-	-	155,000	77,500	-	-	32,921,462	329,214	7,186,228	-	-	(7,722,790)	(129,848)	-	(129,848)

Issued stock for services	-	-	-	-	-	-	885,000	8,850	70,800	-	-	-	79,650	-	79,650

Issuance of Common B	-	-	-	-	5,000,000	5,000	-	-	(5,000)	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	-	(837,551)	(837,551)	-	(837,551)

Balance at September 30, 2006	-	-	155,000	77,500	5,000,000	5,000	33,806,462	338,064	7,252,028	-	-	(8,560,341)	(887,749)	-	(887,749)

Issued stock for services	-	-	-	-	-	-	50,000	500	4,500	-	-	-	5,000	-	5,000

Issuance of Common B shares	-	-	-	-	60,500	60	-	-	1,815	-	-	-	1,875	-	1,875

Issuance of convertible debt	-	-	-	-	-	-	-	-	648,098	-	-	-	648,098	-	648,098

Net loss for the fiscal year	-	-	-	-	-	-	-	-	-	-	-	(3,176,745)	(3,176,745)	-	(3,176,745)

Balance at September 30, 2007	-	-	155,000	77,500	5,060,500	5,060	33,856,462	338,564	7,906,441	-	-	(11,737,086)	(3,409,521)	-	(3,409,521)

Issuance of common stock	-	-	-	-	-	-	12,181,332	121,813	637,365	-	-	-	759,178	-	738,678

Issued stock for services	-	-	-	-	-	-	7,348,220	73,481	2,447,473	-	-	-	2,520,954	-	2,542,650

Issuance of Preferred A shares	5,143,750	5,144	-	-	-	-	-	-	1,856	-	-	-	7,000	-	7,000

Conversion of debentures	-	-	-	-	-	-	7,200,000	72,000	828,000	-	-	-	900,000	-	900,000

Conversion of preferred stock	-	-	(13,313)	(6,656)	-	-	26,626	266	6,390	-	-	-	-	-	-

Issuance of convertible debt	-	-	-	-	-	-	-	-	56,000	-	-	-	56,000	-	56,000

Net loss for the fiscal period-as restated	-	-	-	-	-	-	-	-	-	-	-	(2,498,879)	(2,498,879)	-	(2,498,879)

Balance at September 30, 2008	5,143,750	5,144	141,687	70,884	5,060,000	5,060	60,612,640	606,126	11,883,525	-	-	(14,235,965)	(1,665,268)	-	(1,665,268)

Issuance of common stock	-	-	-	-	-	-	12,661,765	126,618	300,895	-	-	-	427,463	-	427,463

Issued stock for services	-	-	-	-	-	-	845,064	8,451	53,939	-	-	-	62,390	-	62,390

Issued stock to settle lawsuit	-	-	-	-	-	-	200,000	2,000	10,000	-	-	-	12,000	-	12,000

Cancellation of Preferred A	(93,750)	(94)	-	-	-	-	-	-	94	-	-	-	-	-	-

Issuance of Preferred A shares	1,443,750	1,444	-	-	-	-	-	-	-	-	-	-	1,444	-	1,444

Issuance of convertible debt	-	-	-	-	-	-	-	-	3,000	-	-	-	3,000	-	3,000

Net loss of the year	-	-	-	-	-	-	-	-	-	-	-	(1,293,237)	(1,293,237)	-	(1,293,237)

Balance at September 30, 2009	6,493,750	6,494	141,687	70,884	5,060,000	5,060	74,319,469	743,195	12,251,453	-	-	(15,529,202)	(2,452,158)	-	(2,452,158)

Issuance of common stock	-	-	-	-	-	-	31,680,388	316,804	426,690	-	-	-	743,494	-	743,494

Issued stock & warrants for services	-	-	-	-	-	-	8,678,566	86,786	214,884	-	-	-	301,670	-	301,670

Exercise of warrants	-	-	-	-	-	-	11,776,975	117,770	140,105	-	-	-	257,875	-	257,875

Issued Preferred A shares	1,343,750	1,344	-	-	-	-	-	-	-	-	-	-	1,344	-	-

Converted preferred A	(1,187,500)	(1,188)	-	-	-	-	9,500,000	95,000	(93,812)	-	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	-	-	-	-		(2,203,184)	(2,203,184)	-	(2,203,184)

Balance at September 30, 2010	6,650,000	6,650	141,687	70,844	5,060,500	5,060	135,955,398	1,359,555	12,939,320	-	-	(17,827,818)	(3,446,391)	-	(3,446,391)

Shares issued for cash	-	-	-	-	-	-	10,959,631	109,596	202,784	-	-	-	312,380	-	312,380

Shares issued for services	-	-	-	-	-	-	3,016,591	30,166	185,419	-	-	-	215,585	-	215,585

Shares issued in connection with debt	-	-	-	-	-	-	800,000	8,000	48,000	-	-	-	56,000	-	56,000

Warrants exercised for Class A common shares	-	-	-	-	-	-	32,235,000	322,350	1,067,850	-	-	-	1,390,200	-	1,390,200

Warrants exercised for services rendered	-	-	-	-	-	-	2,000,000	20,000	120,000	-	-	-	140,000	-	140,000

Warrants exercised in connection with debt	-	-	-	-	-	-	1,600,000	16,000	80,000	-	-	-	96,000	-	96,000

Preferred A converted to common stock	(1,050,000)	(1,050)	-	-	-	-	8,400,000	84,000	(82,950)	-	-	-	-	-	-

Subsidiary shares sold for cash	-	-	-	-	-	-	-	-	1,500,000	-	-	-	1,500,000	-	1,500,000

Shares to be retired associated with the AGC agreement	-	-	-	-	-	-	-	-	-	-	(840,000)	-	(840,000)	-	(840,000)

Warrants issued for services	-	-	-	-	-	-	-	-	60,000	-	-	-	60,000	-	60,000

Increase in non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	840,000	840,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,170,035)	(3,170,035)	(152,951)	(3,017,084)
Balance at September 30, 2011	5,600,000	5,600	141,687	70,844	5,060,500	5,060	194,966,620	1,949,665	16,120,423	-	(840,000)	(20,997,853)	(3,686,261)	687,049	(2,999,212)

Shares issued for cash	20,000,000	20,000	-	-	-	-	6,030,000	60,300	49,550	-	(6,500)	-	123,350	-	123,350

Shares issued for services	-	-	-	-	-	-	2,165,000	21,650	88,200	-	-	-	109,850	-	109,850

Shares issued in connection with debt	-	-	-	-	-	-	22,894,100	228,940	1,373,646	127,500	-	-	1,730,086	-	1,730,086

Warrants exercised for Class A common shares	-	-	-	-	-	-	66,518,332	665,183	(21,714)	-	(6,750)	-	636,719	-	636,719

Shares issued pursuant to 2009 stock incentive plan	-	-	-	-	-	-	635,000	6,350	11,500	-	-	-	17,850	-	17,850

Financing fees charged for warrants exercised below exercise price	-	-	-	-	-	-	-	-	1,824,698	-	-	-	1,824,698	-	1,824,698

Share exchange to purchase non-controlling interest	-	-	-	-	-	-	30,800,000	308,000	1,758,907	600,000	840,000	(152,951)	3,353,956	(687,049)	2,666,907

Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,900,016)	(5,900,016)	-	(5,898,724)
Balance at September 30, 2012	25,600,000	$25,600	141,687	$70,844	5,060,500	$5,060	324,009,052	$3,240,089	$21,205,210	$727,500	$(13,250)	$(27,050,820)	$(1,789,767)	$ -	$(1,789,767)

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2012 and 2011

and from Inception, (May 22, 1989) through September 30, 2012

			Inception (May 22, 1989)
Operating activities:	September 30, 2012	(RESTATED) September 30, 2011	to September 30, 2012
Net (loss) for the period	$(5,900,016)	$(3,322,986)	$(27,050,820)

Items not involving cash:
Warrants issued for debt extension	-	96,000	96,000
Financing fees for warrants	1,824,698	-	1,824,968
Loss on conversion of notes	980,514	6,000	986,514
Impairment expense	-	-	3,049,465
Interest	574,875	346,004	1,867,594
Shares issued to settle legal liability	-	-	12,000
Loss on non-hedged derivative	418,843	746,989	2,731,203
Shares issued for services	109,850	355,585	5,352,898
Shares issued for 2009 comp plan	17,850	-	17,850
Change in deferred charge	-	(116,204)	-
Depreciation and amortization	4,464	2,861	24,504
Changes in non-cash working capital:
Change in deposits	10,000	(10,000)	-
Change in accounts payable	(15,807)	159,639	103,757
Net cash provided by (used in) operating activities	(1,974,729)	(1,676,112)	(10,924,067)

Investing activities:
Used in asset purchase	(20,283)	(19,816)	(57,654)
Net cash used in investing activities	(20,283)	(19,816)	(57,654)

Financing activities:
Proceeds from sale of shares for cash	123,350	1,812,380	7,235,605
Proceeds from convertible note	-	-	1,300,000
Payments on convertible notes	(25,000)	(133,500)	(158,500)
Proceeds from gold bullion note	-	-	648,282
Capital contributed by shareholder	-	-	356,743
Proceeds from related party	6,535	43,632	446,983
Payments on related party	(535)	(85,582)	(440,983)
Proceeds from warrants exercised	633,287	1,390,200	2,023,487
Net cash provided by financing activities	737,637	3,027,130	11,411,617

Net increase (decrease) in cash	(1,257,375)	1,331,202	429,626

Cash, beginning of period	1,687,001	355,799	-

Cash, end of period	429,626	1,687,001	429,626

Interest Paid with Cash	$46,000	-
Taxes Paid with Cash	$-	-

Supplemental schedule of non-cash activities:
Increase(decrease) in stock based deferred interest charge	42,504	(116,204)
Interest paid in shares	111,372	-
Interest paid through debt transfer	-	8,500

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2012 and 2011

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

On March 22, 2011 the Company through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of 172 Arizona mining claims known as the Twin Peaks Project to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock. The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

In September 2012 we completed the unwinding of the Agreement with AGC. The key elements of the unwinding were: AGC Corp, a private Arizona corporation in whose name the Twin Peaks Project claims are held, became a wholly owned (100%) subsidiary of USMetals, Inc., which is a wholly owned (100%) subsidiary of USCorp; All of the Twin Peaks Project Claims are 100% under USMetals’ control and therefore under USCorp’s control; All remaining assets of AGC Corp have been transferred to USMetals, in exchange for shares of USCorp; All AGC Corp shareholders are now shareholders of USCorp; and Arizona Gold Corp, AGC Corp’s parent, will be dissolved in the future.

The Company has minimal revenues to date and has defined itself as an “exploration stage” company.

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

Where a consolidated company is less than 100% owned by the Group, the non-controlling interest share of the results and net assets are recognized at each reporting date. The interests of non-controlling shareholders are ordinarily measured at the non-controlling interests’ proportionate share of the fair value of the acquirer’s identifiable net assets, but may alternatively be initially measured at fair value. The choice of measurement is made on an acquisition-by-acquisition basis. Subsequent to acquisition, the carrying amount of non-controlling interests is the amount of those interests at initial recognition plus the non-controlling interests’ share of subsequent changes in equity. Total comprehensive income is attributed to the non-controlling interests even if this results in the non-controlling interests having a deficit balance.

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

Fair Value of Financial Instruments-The carrying amounts reflected in the balance sheets for cash, deferred charges, accounts payable and accrued expenses and loans payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from tax years 2007 to 2010 are subject to IRS audit.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin test production on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted by us to the Bureau of Land Management (“BLM”) and is being reviewed by them. A drilling plan for the newly-expanded Twin Peaks Project was approved and commenced in November 2011 and was completed in the spring of 2012.

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

3.	Property and Equipment

Property and equipment at September 30, 2012 and 2011 is comprised as follows.

	September 30, 2012	September 30, 2011

Office equipment	$4,034	$3,751
Vehicle	16,065	16,065
Accumulated depreciation	(6,949)	(2,485)

Property & equipment- net	$13,150	$17,331

In the year ending 2012 the company purchased real property from a related party located near the twin peaks claims. The purchase price of the property was $161,000, the company made a cash payment of $20,000 and signed a $141,000 promissory note. The note bears an annual interest rate of 5% and payments are due quarterly. The note is secured by the real property obtained in the purchase. The company plans to use the house as a headquarters for exploration of the claims.

 4. Mineral Property

On March 22, 2011 USCorp (“USCorp” or the “Company”) filed a Current Report on Form 8-K to disclose that its wholly owned subsidiary, USMetals, Inc. (“USMetals”) entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto (the “Transaction”) with Arizona Gold Company, a private British Columbia Corporation (“AGC”), Arizona Gold Founders, LLC a private California limited liability company (“AGF”) and William and Denise DuBarry Hay (collectively, “Hay”) providing for the sale of USMetals’ 172 Arizona mining claims known as the Twin Peaks Project (the “Twin Peaks Project”) to AGC Corp., an Arizona limited liability company, a wholly owned subsidiary of AGC, in exchange for up to 120,000,000 shares or 90.1% of AGC’s common stock (the “Transaction”). USCorp has taken steps to unwind the Transaction pursuant to an Agreement (the “Agreement”) dated June 28, 2012, and amended on June 30, 2012, by a First Amendment to the Agreement to provide that the Closing (as defined in the Agreement) was to take place not later than September 10, 2012 (“Unwinding”).

The Unwinding between the parties was consummated in several steps including the transfer of all of the Twin Peak Claims to USMetals by transfer of the stock of AGC Corp. to it, the delivery of certain USCorp stock to the former shareholders of AGC, and the redelivery of certain shares of USCorp shares to Kaswit and AGF or Hay. A total of 30,800,000 shares valued at $1,540,000 ($0.05 per share) were issued to former shareholders of AGC Corp and an additional 12,000,000 shares valued at $600,000 ($0.05 per share) remain to be issued. In addition 14,000,000 shares of USCORP valued at $840,000 were held by “Hay” and per the March 22, 2011 agreement were required to be returned in exchange for the AGC Corp. shares initially issued to “Hay”. The shares receivable were reassigned to “Hays” in return for their outstanding shares of AGC Corp. The total value of the investment purchased was determined to be $2,666,907. This value was assigned to claims that became 100% owned by USMetals (100% owned subsidiary) as part of the transaction. These claims were analyzed for impairment and the company deemed no impairment necessary as of September 30, 2012.

5. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 2,507 ounces of Gold Bullion (.999 pure) and accrued interest of 9% compounded annually. Originally, the promissory note came due in September 2007. Subsequently, the holder of the note extended the maturity date on an informal ongoing basis. The loan had been in default but the maturity date was extended to March 31, 2012 in exchange for 1,600,000 shares of common stock. The loan entered default again until the company negotiated with the lender to extend the maturity date of the loan until December 31, 2012 by the issuance of 2,550,000 share of stock along with the stipulation that cash payments totaling $78,774 be made per an outlined schedule. At this time the Company has not made the required payments and the loan is considered in default. The Company continues to accrue interest and to calculate the loan at fair value. Due to the fluctuation of price of Gold a gain or loss on the underlying gold derivative on the promissory note has been calculated based upon the difference between the fair market value of an ounce of Gold Bullion on the date the agreement is executed and the current fair market value of Gold Bullion (.999 pure).

	September 30, 2012	September 30, 2011

Principal	$635,663	$635,663
Accrued interest	1,485,340	1,115,096
Life to date loss on unhedged underlying derivative	2,731,194	2,312,352
Carrying value	$4,852,197	$4,063,111

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

In fiscal year 2011, all of the debentures had been in default but the maturity dates were extended to March 2012 in exchange for the payment of 800,000 shares of common stock and $125,000 as payment for $175,000 of the debentures.

In December 2011 the Company paid $25,000 as agreed to further reduce the convertible debenture balance.

In the second quarter of 2012 the company settled the remaining debt and related interest through a payment of $46,000 cash and issuing a total of 22,894,100 shares valued at $1,602,587 ($0.07 per share). A total of $556,700 in principal and $111,373 in interest were retired.

7. Rights of USCorp Securities

SERIES A CONVERTIBLE PREFERRED STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Series A Preferred Stock and each have a par value of one-tenth of one cent ($0.001). There are 30,000,000 Series A Preferred shares authorized and 25,600,000 shares outstanding. Preferred A Shares are available to Officers and Directors for purchase at par value per shareholder vote and Board vote. The Corporation may not issue fractional shares of the Series A Preferred Stock.

Rank: The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to the Corporation’s Class A and Class B Common Stock, and to any issued Preferred B Stock.

Conversion Rights: Each Series A Preferred Share may be converted into eight (8) shares of the Corporation’s Class A Common Stock.

Voting: The shares of Preferred A stock hold voting rights of 8 votes for each Preferred A share. The outstanding shares at September 30, 2012 have ability to vote 204,800,000 shares.

SERIES B CONVERTIBLE PREFERRED STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Series B Preferred Stock have a stated value of ($0.50). There are 50,000,000 Series B Preferred shares authorized and 141,687 shares outstanding. The Corporation may not issue fractional shares of the Series B Preferred Stock.

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

CLASS A COMMON STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Class A Common Stock each have a par value of one cent ($0.01). There are 650,000,000 Class A common shares authorized and 324,009,052 shares outstanding. The Corporation may not issue fractional shares of the Class A Common Stock.

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

Conversion Rights: Each Class B Common Stock may not be converted into any other class of stock.

Voting: The shares of Class B Common Stock hold no voting rights.

 If all of the preferred shares were converted and warrants exercised as of September 30, 2012 the company would have fully diluted shares of:

	Shares	Convertible to Common
Series A	25,600,000	204,800,000
Series B	141,687	283,374
Common	324,009,052	324,009,052
Warrants		2,500,000
Fully diluted at 9/30/12		531,592,426

8. Issuances of Common Stock

STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of September 30, 2012 and 2011:

Series A Convertible Preferred Stock, $0.001 par value per share; 30,000,000 shares authorized, 25,600,000 and 5,600,000 shares issued and outstanding at September 30, 2012 and 2011, respectively.

Holders of Series A Convertible Preferred Stock (“Series A Preferred Stock”) may convert one share of Series A Preferred Stock into eight shares of Common Stock A.

Series B Convertible Preferred Stock, $0.50 stated value per share; 50,000,000 shares authorized, 141,687 shares issued and outstanding at September 30, 2012 and 2011, respectively.

Holders of Series B Convertible Preferred Stock (“Series B Preferred Stock”) may convert one share of Series B Preferred Stock into two shares of Common Stock B. Additionally, holders of Series B Preferred Stock are entitled to a 10% cumulative stated dividend.

Common Stock A, par value of $0.01 per share; 550,000,000 shares authorized, 324,009,052 and 194,966,620 shares issued and outstanding at September 30, 2012 and 2011, respectively.

Common Stock B, par value of $0.001 per share; 250,000,000 shares authorized, 5,060,500 shares issued and outstanding at September 30, 2012 and 2011, respectively. The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading in the U.S.

Year Ended September 30, 2011

In October 2010, the Company issued 7,851,333 shares of common stock A for $189,880 in cash proceeds ($0.02 per share).

In October 2010, the Company issued 200,000 shares of common stock A for services rendered to them for an aggregate fair market value of $18,000 based on the quoted market price of the shares at the time of service ($0.09/share).

In October 2010, 150,000 warrants were exercised and exchanged for 150,000 shares of common stock A for cash proceeds of $3,000 ($0.02/share).

In November 2010, the Company issued 650,000 shares of common stock A for $20,000 in cash proceeds ($0.03 per share).

In November 2010, 400,000 warrants were exercised and exchanged for 400,000 shares of common stock A for cash proceeds of $8,000 ($0.02/share).

On November 11, 2010, the Company issued 737,500 shares of common stock A for services rendered to them for an aggregate fair market value of $51,625 based on the quoted market price of the shares at the time of service ($0.07/share).

On November 29, 2010, the Company issued 25,000 shares of common stock A for services rendered to them for an aggregate fair market value of $1,500 based on the quoted market price of the shares at the time of service ($0.06/share).

On December 13, 2010, a Series A Preferred shareholder converted 1,000,000 shares of Series A Preferred Shares into 8,000,000 shares of common stock A.

On January 10, 2011, the Company issued 315,537 shares of common stock A for services rendered to them for an aggregate fair market value of $18,932 based on the quoted market price of the shares at the time of service ($0.06/share).

On February 2, 2011, the Company issued 60,000 shares of common stock A for services rendered to them for an aggregate fair market value of $3,000 based on the quoted market price of the shares at the time of service ($0.05/share).

On February 10, 2011, a Series A Preferred shareholder converted 50,000 shares of Series A Preferred Shares into 400,000 shares of common stock A.

In March 2011, 18,735,000 warrants were exercised and exchanged for 18,735,000 shares of common stock A for cash proceeds of $911,200 ($0.05/share).

On March 15, 2011, the Company issued 2,000,000 warrants for services rendered to them, with each warrant entitling the holder to purchase one additional share of common stock at a price of $0.10 per share for a period of one year from the date of issue.

The fair value of these warrants was estimated at the date of issuance, March 15, 2011, using the Black- Scholes Option Pricing Model with the current value of the stock on the issuance date at $0.05; dividend yield of 0%; risk-free interest rate of .23%; volatility rate of 211%; and expiration date of March 15, 2012. The value of the 2,000,000 warrants was determined to be $60,000.

On March 24, 2011, the Company issued 318,554 shares of common stock A for services rendered to them for an aggregate fair market value of $15,928 based on the quoted market price of the shares at the time of service ($0.05/share).

On March 24, 2011, the Company issued 333,332 shares of common stock A for $10,000 in cash proceeds ($0.03 per share).

On March 24, 2011, two shareholders retired common stock A valued at $840,000 pursuant to the Arizona Gold Corporation Agreement. The Company recorded the retirement as a common stock receivable with a corresponding increase in the Company’s non-controlling interest.

In April 2011, 3,800,000 warrants were exercised and exchanged for 3,800,000 shares of common stock A for cash proceeds of $133,500 ($0.035/share).

On April 8, 2011, the Company issued 83,300 shares of common stock A for $2,500 in cash proceeds ($0.03 per share).

In May 2011, the Company issued 160,000 shares of common stock A for services rendered to them for an aggregate fair market value of $11,200 based on the quoted market price of the shares at the time of service ($0.07/share).

In May 2011, 2,250,000 warrants were exercised and exchanged for 2,250,000 shares of common stock A for cash proceeds of $87,500 ($0.04/share).

On May 5, 2011, the Company issued 166,666 shares of common stock A for $5,000 in cash proceeds ($0.03 per share).

On May 12, 2011, 2,000,000 warrants were exercised and exchanged for 2,000,000 shares of common stock A for services rendered to them for an aggregate fair market value of $140,000 based on the quoted market price of the shares at the time of service ($0.07/share).

On June 7, 2011, the Company issued 1,600,000 shares of common stock A as consideration for a debt extension with an aggregate fair market value of $96,000 based on the quoted market price of the shares at the time of the extension ($0.06/share).

On June 21, 2011, the Company issued 800,000 shares of common stock A as consideration for debt with an aggregate fair market value of $64,000 based on the quoted market price of the shares at the time of settlement ($0.08/share).

On June 30, 2011, 500,000 warrants were exercised and exchanged for 500,000 shares of common stock A for cash proceeds of $20,000 ($0.04/share).

In July 2011, the Company issued 1,140,000 shares of common stock A for services rendered to them for an aggregate fair market value of $91,200 based on the quoted market price of the shares at the time of service ($0.08/share).

In July 2011, 2,900,000 warrants were exercised and exchanged for 2,900,000 shares of common stock A for cash proceeds of $109,500 ($0.04/share).

In August 2011, the Company issued 1,875,000 shares of common stock A for $70,000 in cash proceeds ($0.04 per share).

On August 10, 2011, the Company issued 60,000 shares of common stock A for services rendered to them for an aggregate fair market value of $4,200 based on the quoted market price of the shares at the time of service ($0.07/share).

On August 30, 2011, 1,000,000 warrants were exercised and exchanged for 1,000,000 shares of common stock A for cash proceeds of $30,000 ($0.03/share).

On September 30, 2011, 2,500,000 warrants were exercised and exchanged for 2,500,000 shares of common stock A for cash proceeds of $87,500 ($0.035/share).

Year Ended September 30, 2012

In the year ending September 30, 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000, from related parties, which consisted of members of the Board of Directors. The preferred A can only be issued to officers and members of the board of directors. The stock carries 8 to 1 conversion rights, the 25,600,000 preferred A shares outstanding on June 30, 2012 can be converted into 204,800,000 shares of common stock at the option of the holders.

In October 2011, the Company issued 750,000 shares of common stock A for $16,750 in cash proceeds ($0.02 per share).

In October 2011, 750,000 warrants were exercised and exchanged for 750,000 shares of common stock A for cash proceeds of $23,750 ($0.03/share).

In November 2011, the Company issued 3,200,000 shares of common stock A for $64,000 in cash proceeds ($0.02 per share).

In November 2011, 6,000,000 warrants were exercised and exchanged for 6,000,000 shares of common stock A for cash proceeds of $70,000 ($0.01/share).

On November 23, 2011, the Company issued 60,000 shares of common stock A for services rendered to them for an aggregate fair market value of $3,000 based on the quoted market price of the shares at the time of service ($0.05/share).

In December 2011, the Company issued 630,000 shares of common stock A for $12,600 in cash proceeds ($0.03 per share).

In December, 2011, the Company issued 825,000 shares of common stock A for services rendered to them for an aggregate fair market value of $41,250 based on the quoted market price of the shares at the time of service ($0.05/share).

On December 13, 2011, the Company recorded a stock payable of $10,000 for common stock A for cash received ($0.01/share).

On December 16, 2011, 500,000 warrants were exercised and exchanged for 500,000 shares of common stock A for cash proceeds of $10,000 ($0.02/share).

In January 2012, 11,450,000 warrants were exercised and exchanged for 11,450,000 shares of common stock A for cash proceeds of $142,500 ($0.01/share).

On January 4, 2012, the Company issued 1,000,000 shares of common stock A to satisfy a stock payable valued at $10,000 ($0.01/share).

In February 2012, 9,150,000 warrants were exercised and exchanged for 9,150,000 shares of common stock A for cash proceeds of $105,500 ($0.01/share).

On March 12, 2012, the Company issued 22,894,100 shares of common stock A as consideration for debt with an aggregate fair market value of $1,602,587 based on the quoted market price of the shares at the time of settlement ($0.07/share).

On March 27, 2012, 5,000,000 warrants were exercised and exchanged for 5,000,000 shares of common stock A for cash proceeds of $25,000 ($0.005/share).

On March 27, 2012, the Company recorded a $257,000 stock payable for shares of common stock A for warrants exercised valued at $204,984. A reduction of the difference ($52,016) was recorded in additional paid-in capital.

On March 31, 2012, In an effort to raise necessary capital the company allowed holders of 21,900,000 warrants to exchange their outstanding warrant for the right to purchase 21,900,000 shares of common stock at a discounted rate. The purchase price of stock for this issuance ranged from $0.01 to $0.08 per share. Cash proceeds of $234,696 were received through this issuance. A financing fee of $1,824,968 was recorded for the difference in the fair market value and the purchase price of the stock to reflect the beneficial value it provided to the warrant holders who purchased shares at a discount.

On March 31, 2012, the Company recorded a $9,600 stock payable for shares of common stock A for services rendered.

In April 2012, the Company issued 14,999,999 shares of common stock A to satisfy a stock payable for cash proceeds of $150,000 ($0.01/share).

In April 2012, the Company issued 160,000 shares of common stock A to satisfy a stock payable for services valued at $9,600 ($0.06/share).

In April 2012, 5,000,000 warrants were exercised and exchanged for 5,000,000 shares of common stock A to a related party for a stock receivable of $5,000 ($0.001/share).

In May 2012, the Company issued 10,700,000 shares of common stock A to satisfy a stock payable for cash proceeds of $107,000 ($0.01/share).

In May 2012, 1,833,333 warrants were exercised and exchanged for 1,833,333 shares of common stock A for cash proceeds of $17,500 ($0.01/share).

In May 2012, the Company issued 1,120,000 shares of common stock A for services rendered to them for an aggregate fair market value of $56,000 based on the quoted market price of the shares at the time of service ($0.05/share).

On June 15, 2012, 1,000,000 warrants were exercised and exchanged for 1,000,000 shares of common stock A for cash proceeds of $7,500 ($0.008/share).

On June 28, 2012, the Company recorded a stock payable of $2,140,000 pursuant to the Arizona Gold Corporation share exchange agreement. As of September 30, 2012, 12,000,000 of common stock A is due to a former shareholder of Arizona Gold Corporation.

On June 28, 2012, pursuant to the Arizona Gold Corporation (“AGC”) Agreement, common stock A shares due to the Company valued at $840,000 were given in exchange for AGC stock. The Company reversed the common stock receivable and corresponding non-controlling interest associated with the transaction recorded on March 24, 2011.

In July 2012, the Company issued 450,000 shares of common stock A for $6,500 in cash proceeds recorded as a stock receivable ($0.01/share).

On July 2, 2012, 135,000 warrants were exercised and exchanged for 135,000 shares of common stock A for cash proceeds of $6,750 recorded as a stock receivable ($0.05/share).

On August 3, 2012, the Company issued 30,800,000 shares of common stock A to satisfy a stock payable valued at $1,540,000 pursuant to the AGC Agreement.

On August 10, 2012, the Company received cash proceeds of $5,000 to satisfy an outstanding stock receivable.

In September 2012, the Company issued 635,000 shares of common stock A pursuant to the Company’s 2009 Stock Incentive Plan for an aggregate fair market value of $17,850 based on the quoted market price of the shares at the time of service ($0.03/share).

9. Common Stock Options and Warrants

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at September 30, 2012:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2010	101,579,484	$0.03	1.42

Warrants granted and assumed	41,764,999	0.11
Warrants exercised	(34,485,000)	0.05
Warrants Expired	(27,814,484)	0.03

Outstanding at September 30, 2011	81,044,999	$0.10	0.71

Warrants granted and assumed	0	0
Warrants exercised	(69,106,665)	0.09
Warrants expired	(9,438,334)	0.10

Outstanding at September 30, 2012	2,500,000	$0.24	0.34

All warrants outstanding as of September 30, 2012 are exercisable.

 10.  Net Loss per Share

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

	September 30, 2012	September 30, 2011

Net loss before cumulative preferred dividend	$(5,900,016)	$(3,017,084)

Cumulative dividend preferred payable	(60,277)	(53,192)

Net loss to common shareholders	$(5,960,293)	$(3,070,276)

Weighted average	260,197,914	170,858,735

11.  Related Party Transactions

In the year ending September 30, 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000, from related parties, which consisted of members of the Board of Directors. The preferred A can only be issued to officers and members of the board of directors. The stock carries 8 to 1 conversion rights, the 25,600,000 preferred A shares outstanding on June 30, 2012 can be converted into 204,800,000 shares of common stock at the option of the holders.

The Company holds consulting agreements with various company officers and related parties are not considered employees and are paid for services rendered based upon management’s judgment of the value received. A total of $447,628 and $349,558 was paid to related parties for consulting services in the years ending September 30, 2011 and 2012, respectively.

An officer of the company and a related party were considered employees during the years ending September 30, 2012. Total compensation paid to related party employees was of $150,440 and $117,119 for the years ending 2011 and 2012 respectively. Payroll taxes were not paid on this compensation as such a payroll tax accrual has been made for $32,296 and $19,867 for 2011 and 2012, respectively.

The company received related party financing of $43,632 and $6,535 and made payments of $85,582 and $535 on this financing in the years ending 2011 and 2012, respectively. All related party loans bear no interest and are due on demand.

The company has a policy of reimbursing its employees for expenses incurred in carrying out duties for the company. Reimbursed expenses of $35,945 and $10,505 were reimbursed to officers and employees of the company during the year ending 2011 and 2012.

Related parties were granted 575,000 shares valued at $17,250 ($0.03) in accordance with its 2009 stock incentive plan for its officers, directors, and employees. Details of this plan are presented in Note. 12. An additional 1,055,537 shares valued at $76,132 were issued to related parties in 2011.

Related parties paid cash of $75,000 and $505,000 in exchange for 17,000,000 and 24,850,000 shares in 2011 and 2012, respectively

12. Stock Incentive Plan

The Company provides for a Stock Incentive Plan for its officers, directors, and employees as fully explained in our Form S-8 filing dated December 29, 2009 and as Exhibit 10.1 to our Form 10-K/A for period ending September 30, 2010 filing date April 22, 2011. The plan provides for incentive stock options and non-qualified stock options. The Board of Directors will determine the exercise price of an employee’s option at the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of the outstanding common stock. The Board of Directors will also determine the term of an option at the date of the grant. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of the outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and expire no later than three months after the date of termination of employment

Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of the market value of the common Stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of the common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted. The plan also provides for the payment of professionals with Class A Common Shares of the Company’s stock.

13. Reclassification of Some Mineral Property Expenditures

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

14. Concentrations of Credit Risk

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company. A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

15.  Subsequent Events

Extension of the Gold Bullion Loan: The holder of the Gold Bullion Loan has agreed to extend the loan that was due on March 31, 2012 in exchange for a partial payment of interest comprised of a combination of cash and stock. As of this writing, the company had not made payments based on the required timeline and the note is considered to be in default.

16. Restatement

We are restating in its entirety the financial statements for the year ended September 30, 2011 as originally filed with the Securities and Exchange Commission on January 13, 2012. We have determined that our previously reported results for the year ended September 30, 2011 contained significant errors which effected the consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders equity. These errors were caused by poor internal controls and an internal staff with limited accounting knowledge. Several stock issuances were not accounted for correctly in the previously reported statements in addition the loss attributable to the non-controlling interest of our subsidiary Arizona gold Corp. (“AGC”) was not separated from losses attributable to the company. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors. The following table summarizes the impact of these corrections on our consolidated balance sheet, statement of operations, statement of cash flows and (loss) per share.

	As of September 30, 2011 As Previously reported	Restatement Adjustments	As of September 30, 2011 As Restated

Total assets	1,829,340	1,196	1,830,536

Total current liabilities	4,821,079	8,669	4,829,748

Shareholders’ equity
Series A preferred stock	4,304	1,296	5,600
Series B preferred stock	63,498	7,346	70,844
Common stock B	5,060	-	5,060
Common stock A	1,949,667	(2)	1,949,665
Subscriptions receivable	-	(840,000)	(840,000)
Additional paid in capital	15,804,892	315,531	16,120,423
Accumulated deficit	(20,819,160)	(178,693)	(20,997,853)
Total shareholders’ deficit	(2,991,739)	(694,522)	(3,686,261)
Non-controlling interest	-	687,049	687,049
Total liabilities and shareholders’ deficit	(2,991,739)	(7,473)	(2,999,212)

	Year ended September 30, 2011 As Previously reported	Restatement Adjustments	Year ended September 30, 2011 As Restated
Consulting	451,080	797,306	1,248,386
General and administrative	991,835	(641,049)	350,786
Mining development	368,129	(196,391)	171,738
Professional fees	108,930	243,388	352,318
Total operating expenses	1,919,974	203,254	2,123,228

Other expenses	(1,166,800)	(32,958)	(1,199,758)

Net Loss	(3,086,774)	(236,212)	(3,322,986)

Less: Net loss attributable to non-controlling interest	-	(152,951)	(152,951)

Net loss attributable to the Company	(3,086,774)	(83,261)	(3,170,035)

Basic (loss) per share	(0.02)	-	0.02

Operating activities	Year ended September 30, 2011 As Previously reported	Restatement Adjustments	Year ended September 30, 2011 As Restated
Net (loss) for the period	(3,086,774)	(236,212)	(3,322,986)

Net cash used by operations	(1,450,287)	(225,825)	(1,676,112)

Net Cash used by investing activities	(29,816)	10,000	(19,816)

Net cash provided by financing activities	2,813,080	214,050	3,027,130

Net increase (decrease) in cash	1,332,977	(1,775)	1,331,202

Cash balance at beginning of fiscal year	354,019	1,780	355,799

Cash balance at September 30, 2011	1,686,996	5	1,687,001

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the twelve months ended September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the twelve-month period ended September 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the twelve-months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

In October 2004 the shareholders approved a new class of Common Stock, 250,000,000 shares of $.001 par value Series B Common Stock. Effective November 17, 2004, the Company amended its Articles of Incorporation to create a new series “Class B” of $.001 par value common stock in the amount of 250,000,000 shares.

On October 22, 2012 the shareholders approved increasing the number of authorized Class A Common shares from 550,000,000 to 650,000,000 shares and changing the par value from $0.01 to $0.001 per share.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2012 at a special meeting the Shareholders and Board of Directors of USCorp the following items were put to the vote of the Shareholders. After some discussion a majority the Shareholders of USCorp unanimously approved the following actions be taken by the Board of Directors:

1.	The Board of Directors are authorized to re-negotiate the “Gold Bullion Loan” to gain an extension of time to repay the loan from the lender under terms and conditions acceptable to the Board and to the Investors;
2.	The Board of Directors are authorized to distribute to the corporation’s shareholders as a dividend shares in USMetals, Inc., and Southwest Resource Development, Inc., at a proportionate rate of 1 subsidiary share for every 10 USCorp shares owned of Common A, Common B, and Series A and B Preferred shares (based on conversion of Preferred shares to Common shares) owned, fractions to be rounded to the next highest full share;
3.	The Board of Directors are authorized to to implement such spinoff(s) and share distributions under conditions it deems prudent as soon as practical to do so;
4.	The Board of Directors are authorized to raise funds by selling stock in a manner, for a price and at a time to be determined by the Board;
5.	The Board of Directors are authorized to to make whatever acquisitions, mergers or joint ventures it deems necessary or beneficial to further the development of the Company’s mining claims and properties;
6.	and
7.	The prior actions of the Board of Directors during fiscal 2012 are approved by the Shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

Name	Age	Position Held
Robert Dultz	71	Chief Executive Officer, acting CFO, President and a Director and Chairman of the Board of Directors
Spencer Eubank	61	Secretary, Treasurer and a Director
Carl W. O’Baugh	81	Director
B. Keith Simerson	56	Director
Michelle Seibel	57	Director
Michael D. Love	61	Vice President of Business Development and Investor Relations

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected. Vacancies in the Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

BUSINESS EXPERIENCE OF CURRENT DIRECTORS AND OFFICERS AS OF SEPTEMBER 30, 2012

Robert Dultz, USCorp’s Chairman and CEO since January 2002 and President since 2008, has an over 26 year association with the Twin Peaks property and as an individual is a former owner of a portion of the claims which make up the Twin Peaks property. Mr. Dultz is the former Chairman and President of American Metals and Minerals, Inc., (a public company “AMM” 1980s); He also served in various officer and director positions with Sweet Stuff, Inc. and U.S. Network Funding, Inc. (both public companies 1980s and 1990s) Santa Maria Resources, Inc., (also public “SMRR” 1990s) and U.S. Metals And Minerals, Inc. (a private company “USM&M” 2000s). AMM, SMRR and USM&M were each prior corporate owners of the Twin Peaks claims. Since 2000 he has been a majority shareholder of corporate owners of the claims: U.S. Metals and Minerals and USCorp. Over the past thirty years Mr. Dultz has served on the boards of several publicly traded companies including those named above. For the past five years Mr. Dultz has spent in excess of 90% of his time working for USCorp. He does not serve on the boards of any other public companies at this time. Mr. Dultz has held the same board and officer positions as he holds with USCorp on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. Since March, 2011 Mr. Dultz has also served as the Vice President of Arizona Gold Corp., a private British Colombia Corporation.

Spencer Eubank is Secretary, Treasurer and Director of the Company. Mr. Eubank has a 20-year history of association with the Twin Peaks Project properties and is a former owner of a portion of the Twin Peaks Project claims. Mr. Eubank is responsible for maintaining the records of the Company and works closely with the senior executive management of the Company in day-to-day operations. Mr. Eubank was elected to the board of directors based on his prior association with corporate owners of the properties, as a shareholder of and consultant to American Metals and Minerals, Inc. (a public company 1980s-1990s), as an officer and director of Santa Maria Resources, Inc. (a public company 1990s) and U.S. Metals and Minerals, Inc. (a private company 1990s); his knowledge of the properties as a former owner of a portion of the claims group that makes up the Twin Peaks Project (1990s), and his consulting experience working with company operators and assisting them in their communications with legal and accounting professionals. In the 1990s and 2000s Mr. Eubank served on the boards of several public, private and not-for-profit Companies as an officer and director including EssxSport Corp. (a public company January 1996 to March 1998), and Pla.Net.Com, Inc. (a public company February 1997 to July 1999); The Laurinburg Group, Inc. (a private company, 1990s), Southern Development Company (a public company, 1990s) and Route 66 Gold Miners, Inc., (a not-for-profit company, 2000s). During the past 5 years, except for a brief period in 2006, Mr. Eubank has held the same board and officer positions with USCorp and on USCorp’s wholly owned subsidiaries, USMetals, Inc., and Southern Resource Development, Inc. since they were acquired. He has not served on the boards of any other public companies during the past five years. He devotes approximately 50% of his time to USCorp. Since the early 1990s Mr. Eubank has been the owner of UpAndRunning (1990s) and Business2Business (2000s) independent private research and consulting services. Mr. Eubank has degrees in Theology (B.Th., 1985) and Sociology (B.A., 1988).

Carl W. O’ Baugh, an Independent Director of the Company since January 2002, and has an over 25-year association with the Twin peaks property. Former Vice President of USCorp and Former President of American Metals and Minerals, Inc., a prior corporate owner of the Twin Peaks claims. He is the former President of Golconda Gems, Inc., that during the 1980s and early 1990s was a wholesale gem cutting, importing and distribution company with operations in the United States and Mexico and over 200 employees. His extensive knowledge and experience of gems, minerals and metals as well as his long association with the Twin Peaks Project Claims were factors in his election to the board of directors. Mr. O’Baugh has not served on the boards of any other public companies in the past 5 years. Mr. O’Baugh has been retired since 2000 and devotes less than 5% of his time to USCorp.

B. Keith Simerson is an Independent Director of the Company. Mr. Simerson was elected to the Board based on his expertise in, and track record of, helping companies across many industries, governments, and public-sector agencies and organizations formulate an execute strategy and he is experienced in helping corporations and organizations plan, prepare for, integrate, and coordinate their growth and development. Mr. Simerson is a Partner with Market Strategy Group, LLC, a consultancy that provides a range of strategic planning services to government agencies, corporations, academic institutions, small businesses, and professional services firms.  Mr. Simerson earned his Doctorate in Education with emphasis in management and organization development, from the University of North Carolina at Greensboro. He earned an M.A. with emphasis in administration, supervision, and higher education, from Appalachian State University. He also has BA and AAS degrees and specialty certifications. Mr. Simerson is the co-author of The Manager as Leader (Praeger Publishers, 2006), Fired, Laid Off, Out of a Job: A Manual for Understanding, Coping, Surviving (Greenwood, 2003), and Evaluating Police Management Development Programs (Praeger Publishing, 1990). Mr. Simerson is also the author of Strategic Planning: A Practical Guide to Strategy Formulation and Execution (ABC-CLIO, 2011). Since 2007 Mr. Simerson has been on the Faculty of Northwestern University’s School of Education and Social Policy, where he instructs, researches, and publishes in the areas of Strategic Thinking, Strategy Formulation, Strategic Planning, and Strategy Execution. Mr. Simerson spends less than 5% of his time in service to USCorp.

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

Summary Compensation Table(1)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Robert Dultz CEO and CFO	Fiscal 2011	0	0	0	0	0	0	$127,146	$127,146
Robert Dultz CEO and CFO	Fiscal 2012	0	0	0	0	0	0	$90,405	$90,405

(1)	Mr. Dultz is USCorp’s CEO and Acting CFO. There are no written employment agreements in effect for any executives, officers or directors at this time. Unwritten agreements are that executives, officers and directors who agree to serve might receive monetary compensation for employment (a) when the Company has sufficient financing and (b) if approved by the Board of Directors; however the Board of Directors has not approved any such compensation as of the date of this report. There are no additional unwritten employment agreement provisions in effect for any executives, officers or directors at this time, including no provision that cover compensation for service rendered in the past and up to the point when the Company establishes sufficient financing.

As of the date of this report USCorp does not have an executive committee that approves obligations in excess of $10,000. These functions are performed by our Board of Directors in accordance with our bylaws, in Article VI, Sections 2 and 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of USCorp’s Class A Common Stock by each person or group that is known by USCorp to be the beneficial owner of more than five percent of its outstanding Common Stock, each director of USCorp, each person named in the Summary Compensation Table, and all directors and executive officers of USCorp as a group as of September 30, 2012.

Unless otherwise indicated, USCorp believes that the persons named in the table below, based on information furnished by such owners, have sole voting and investment power with respect to the Class A Common Stock beneficially owned by them, where applicable. As of September 30, 2012, there were 354,009,052 shares of Class A Common Stock issued and outstanding.

Name and	Class A	Series A		Percentage
Address of	Common	Preferred		of
Beneficial	Voting	Voting*	Total	Voting
Owner	Ownership	Ownership	Votes	Ownership

Robert Dultz c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	18,122,925	20,400,000	181,322,925	51.22%

Spencer Eubank c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	1,619,980	3,250,000	27,619,980	7.75%

Carl O’Baugh c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	426,250	193,750	1,976,250	0.55%

B. Keith Simerson c/o USCorp,
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	0	256,250	2,050,000	0.58%

Michelle Seibel
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	1,355,021	350,000	4,155,021	1.17%

Michael D. Love
4535 W. Sahara Ave, Suite 200,
Las Vegas, NV 89102	550,000	1,100,000	9,350,000	2.64%

Officers, Directors and Affiliates as a group (5 individuals)	20,229,155	25,550,000	226,474,176	63.91%

*Series A Preferred Shares are convertible to Common 8 for 1 and are voting before conversion.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In the year ending September 30, 2012, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000, from related parties, which consisted of members of the Board of Directors. The preferred A can only be issued to officers and members of the board of directors. The stock carries 8 to 1 conversion rights, the 25,600,000 preferred A shares outstanding on September 30, 2012 can be converted into 204,800,000 shares of common stock at the option of the holders.

The Company holds consulting agreements with various company officers and related parties are not considered employees and are paid for services rendered based upon management’s judgment of the value received. A total of $344,060 and $223,825 was paid to related parties for consulting services in the years ending September 30, 2011 and 2012, respectively.

An officer of the company and a related party were considered employees during the years ending September 30, 2012. Total compensation paid to related party employees was of $150,440 and $117,113 for the years ending 2011 and 2012 respectively. Payroll taxes were not paid on this compensation as such a payroll tax accrual has been made for $32,296 and $19,867 for 2011 and 2012, respectively.

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

The Audit Committee has reviewed and discussed the fees paid to Donahue Associates, LLC, and to Silberstein Ungar, PLLC for the reports covering fiscal 2011 and 2012 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company’s management; and discussed with Donahue Associates, LLC, former independent auditors for the Company, and with Silberstein Ungar, PLLC current independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal years ended September 30, 2011 and September 30, 2012 for professional services rendered by Silberstein Ungar, PLLC for the audit of the Company’s financial statements were $6,000 for fiscal 2011 and $12,500 for fiscal 2012 for audits.

The aggregate fees billed for the fiscal years ended September 30, 2010 and September 30, 2011 for professional services rendered by Donahue Associates, LLC for the audit of the Company’s financial statements were $10,700 for fiscal 2010 and $17,100 for audit and quarterly review of interim financial statements filed on Form 10-Q, respectively, during fiscal 2011.

Audit-Related Fees

Silberstein Ungar, PLLC did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Silberstein Ungar, PLLC has provided professional services for tax compliance, tax advice and tax planning in the amount of $0 during fiscal 2012 and 2011.

Other Fees

No other fees were paid to Silberstein Ungar, PLLC

ITEM 15. EXHIBITS

(A) EXHIBITS

3.1	USCorp Articles of Incorporation as Amended (1)

3.2	USCorp Bylaws (1)

10.1	Stock Incentive Plan (1)

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers(2)

21.1	List of Subsidiaries (1)

23.1	Consent of Silberstein Ungar, PLLC

31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1) Previously filed on Form 10-K/A April 22, 2011

(2) Previously filed on Form 10-KSB, November 26, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP.

Dated: January 15, 2013	By:	\s\ Robert Dultz
Robert Dultz
President, Chairman, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

\s\ Robert Dultz	President, Chairman and CEO	January 15, 2013
Robert Dultz	and acting Chief Financial Officer

\s\ Spencer Eubank	Secretary-Treasurer	January 15, 2013
Spencer Eubank	and Director

\s\ Carl O’Baugh	Director	January 15, 2013
Carl O’Baugh

\s\ B. Keith Simerson	Director	January 15, 2013
B. Keith Simerson

\s\ Michelle Seibel	Director	January 15, 2013
Michelle Seibel

\s\ Michael D. Love	Vice President of Business Development and Business Relations	January 15, 2013
Michael D. Love