Form 10-Q
period 2012-12-31
USCORP
filed 2013-02-19
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 17, 2013 326,559,052 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012(unaudited)	3

Consolidated Statements of Operations for the Three Months Ended December 31, 2012 and 2011 and from Inception (May 22, 1989) through December 31, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2012 and 2011 and from Inception (May 22, 1989) through December 31, 2012 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	18

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of December 31, 2012 and September 30, 2012

(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash	$231,490	$429,626
Deferred charge	—	42,504
Total current assets	231,490	472,130

Other assets:
Property & equipment- net	11,751	13,150
Mining claims	2,666,907	2,666,907
Real property	158,317	161,000

Total assets	$3,068,465	$3,313,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$119,990	$103,757
Loan payable related party	7,000	6,000
Collateralized loan payable related party	4,443	141,000
Gold bullion loan	4,647,707	4,852,197
Total current liabilities	4,779,140	5,102,954

Long term liabilities:
Collateralized loan payable related party	135,701	0
Total Liabilities	4,914,841	5,102,954

Shareholders' deficit:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 25,600,000 shares issued and outstanding at September 30, 2012 and December 31, 2012	25,600	25,600
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at September 30, 2012 and December 31, 2012	70,844	70,844
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at September 30, 2012 and December 31, 2012	5,060	5,060
Common stock A- $.001 par value, authorized 650,000,000 shares (550,000,000-September 30, 2012) authorized, issued and outstanding, 324,009,052 shares at September 30, 2012 and 326,559,052 at December 31, 2012	326,559	324,009
Subscriptions payable	651,300	727,500
Subscriptions receivable	(13,250)	(13,250)
Additional paid in capital	24,246,240	24,121,290
Accumulated deficit during exploration stage	(27,158,729)	(27,050,820)

Total shareholders' deficit	(1,846,376)	(1,789,767)

Total Liabilities & Shareholders' Deficit	$3,068,465	$3,313,187

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Three Months Ended December 31, 2012 and 2011

and from Inception (May 22,1989) through December 31, 2012

(Unaudited)

	For the Three Months Ended		Inception (May 22, 1989)
	December 31, 2012	(RESTATED) December 31, 2011	to December 31, 2012
Revenues	$--	$255	265

General and administrative expenses:
Consulting	$115,240	$187,515	$9,450,858
Financing Fee	--	--	1,824,698
General and administrative	56,054	55,844	7,442,062
Mining development	2,060	426,849	1,278,245
Professional fees	93,095	96,068	1,502,860
Total operating expenses	266,449	766,276	21,498,723

Loss from operations	(266,449)	(766,021)	(21,498,458)

Other income (expenses):
Interest income	68	187	8,828
Interest expense	(147,522)	(105,446)	(2,257,376)
Loss on convertible debt settlement	--	--	(986,514)
Gain (loss) on unhedged derivative	305,994	114,387	(2,425,209)
Total other income (expense)	158,540	9,128	(5,660,271)

Net loss	(107,909)	(756,893)	(27,158,729)

Less: Net loss attributable to non-controlling interest	--	(208,623)	--

Net loss attributable to the Company	$(107,909)	$(548,270)	$(27,158,729)

Basic & fully diluted net loss per common share	$(0.00)	$(0.00)

Weighted average of common shares outstanding:
Basic & fully diluted	3,248,588	2,057,471

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2012 and 2011

and from Inception (May 22, 1989) through December 31, 2012

(Unaudited)

	Three months ended		Inception (May 22, 1989)
Operating activities:	December 31, 2012	(RESTATED) December 31, 2012	to December 31, 2012
Net (loss) for the period	$(107,909)	$(756,893)	$(27,158,994)

Items not involving cash:
Warrants issued for debt extension	-	-	96,000
Financing fees for warrants	-	-	1,824,968
Loss on conversion of notes	-	-	986,514
Impairment expense	-	-	3,049,465
Interest	144,008	146,591	2,011,602
Shares issued to settle legal liability	-	-	12,000
(Gain) loss on non-hedged derivative	(305,994)	(114,118)	2,425,209
Shares issued for services	51,300	44,250	5,436,928
Shares issued for 2009 comp plan	-	-	17,850
Change in deferred charge	-	-	-
Depreciation and amortization	4,082	833	28,586
Changes in non-cash working capital:
Change in deposits	-	-	-
Change in accounts receivable	-	(255)	-
Change in accounts payable	16,233	109,042	119,990
Net cash provided by (used in) operating activities	(198,280)	(570,550)	(11,122,617)

Investing activities:
Used in asset purchase	-	-	(57,654)
Net cash used in investing activities	-	-	(57,654)

Financing activities:
Proceeds from sale of shares for cash	-	123,300	7,235,605
Payment on notes payable	(856)	-	(856)
Proceeds from convertible note	-	-	1,300,000
Payments on convertible notes	-	(25,000)	(158,500)
Proceeds from gold bullion note	-	-	648,282
Capital contributed by shareholder	-	-	356,743
Proceeds from related party	1,000	-	447,983
Payments on related party	-	-	(440,983)
Proceeds from warrants exercised	-	103,750	2,023,487
Net cash provided by financing activities	144	202,050	11,411,761

Net increase (decrease) in cash	(198,136)	(368,500)	231,490

Cash, beginning of period	429,626	1,687,001	-

Cash, end of period	$231,490	$1,318,501	$231,490

Interest Paid with Cash	$-	$-	$-
Taxes Paid with Cash	$-	$-	$-

Supplemental schedule of non-cash activities:
Increase(decrease) in stock based deferred interest charge	$42,504	$(58,419)	$-
Interest paid in shares	$111,372	$-	$11,372

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Three Months Ended December 31, 2012 and 2011

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

The Company has no revenues as a result of operations to date and has defined itself as an “exploration stage” company.

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

Consolidation- The unaudited consolidated financial statements incorporate the results, cash flows and net assets of USCorp and the entities controlled by it (its subsidiaries) after eliminating internal transactions and recognizing any non-controlling interests in those Entities. Control is achieved where the Group has the power to govern the financial and operating policies of an investee entity so as to obtain economic benefits from its activities. Where subsidiaries are acquired or disposed of in the year, their results and cash flows are included from the effective date of acquisition or up to the effective disposal date.

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

Use of Estimates- The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles requires management to make reasonable estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the period they include. Actual results may differ from these estimates.

Cash and cash equivalents- For the purpose of calculating changes in cash flows, cash includes all cash balances and highly liquid short-term investments with an original maturity of three months or less.

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

A majority the Shareholders of USCorp unanimously approved the following actions be taken by the Board of Directors:

In October 2012 the Board of Directors were authorized to change the par value of our Class A Common shares from one cent ($0.01) per share to one-tenth of one cent ($0.001) per share.

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

3.	Property and Equipment

Property and equipment at December 31, 2012 and September 31, 2012 is comprised as follows.

	December 31, 2012	September 30, 2012

Office equipment	$4,034	$4,034
Vehicle	16,065	16,065
Accumulated depreciation	(8,349)	(6,949)

Property & equipment- net	$11,751	$13,150

In the fiscal year ending 2012 the Company purchased real property from a related party located near the twin peaks claims. The purchase price of the property was $161,000, the Company made a cash payment of $20,000 and signed a $141,000 promissory note. The note bears an annual interest rate of 5% and payments are due quarterly. The note is secured by the real property obtained in the purchase. The Company plans to use the house as a headquarters for exploration of the claims. During the quarter ending December 31, 2012, depreciation of $2,683 was recorded in relation to the real property.

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

The Unwinding between the parties was consummated in several steps including the transfer of all of the Twin Peak Claims to USMetals by transfer of the stock of AGC Corp. to it, the delivery of certain USCorp stock to the former shareholders of AGC, and the redelivery of certain shares of USCorp shares to Kaswit and AGF or Hay. A total of 30,800,000 shares valued at $1,540,000 ($0.05 per share) were issued to former shareholders of AGC Corp and an additional 12,000,000 shares valued at $600,000 ($0.05 per share) remain to be issued. In addition 14,000,000 shares of USCORP valued at $840,000 were held by “Hay” and per the March 22, 2011 agreement were required to be returned in exchange for the AGC Corp. shares initially issued to “Hay”. The shares receivable were reassigned to “Hays” in return for their outstanding shares of AGC Corp. The total value of the investment purchased was determined to be $2,666,907. This value was assigned to claims that became 100% owned by USMetals (100% owned subsidiary) as part of the transaction. These claims are analyzed annually for impairment and the company deemed no impairment necessary as of December 31, 2012.

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

	December 31, 2012	September 31, 2012

Principal	$635,663	$635,663
Accrued interest	1,586,844	1,485,340
Life to date loss on unhedged underlying derivative	2,425,200	2,731,194
Carrying value	$4,647,707	$4,852,197

6.	Rights of USCorp Securities

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

CLASS A COMMON STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Class A Common Stock each have a par value of one-tenth of one cent ($0.001). There are 650,000,000 Class A common shares authorized and 326,559,052 shares outstanding. The Corporation may not issue fractional shares of the Class A Common Stock.

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

Conversion Rights: Each Class B Common Stock may not be converted into any other class of stock.

Voting: The shares of Class B Common Stock hold no voting rights.

 If all of the preferred shares were converted and warrants exercised as of December 31, 2012 the company would have fully diluted shares of:

	Shares	Convertible to Common A
Series A	25,600,000	204,800,000
Series B	141,687	283,374
Common	326,559,052	326,559,052
Fully diluted at 12/31/12		531,642,426

7.	Issuances of Common Stock

STOCKHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of December 31, 2012 and 2011:

Series A Convertible Preferred Stock, $0.001 par value per share; 30,000,000 shares authorized, 25,600,000 and 5,600,000 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively.

Holders of Series A Convertible Preferred Stock (“Series A Preferred Stock”) may convert one share of Series A Preferred Stock into eight shares of Common Stock A.

Series B Convertible Preferred Stock, $0.50 stated value per share; 50,000,000 shares authorized, 141,687 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively.

Holders of Series B Convertible Preferred Stock (“Series B Preferred Stock”) may convert one share of Series B Preferred Stock into two shares of Common Stock B. Additionally, holders of Series B Preferred Stock are entitled to a 10% cumulative stated dividend.

Common Stock A, par value of $0.001 per share; 650,000,000 shares authorized, 326,559,052 and 324,009,052 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively.

Common Stock B, par value of $0.001 per share; 250,000,000 shares authorized, 5,060,500 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively. The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading in the U.S.

Quarter ended December 31, 2011

In quarter ended December 31, 2011, the Company issued 20 million shares of preferred A stock and received proceeds of $20,000, from related parties, which consisted of members of the Board of Directors. The preferred A can only be issued to officers and members of the board of directors. The stock carries 8 to 1 conversion rights, the 25,600,000 preferred A shares outstanding on December 31, 2012 can be converted into 204,800,000 shares of common stock at the option of the holders.

On November 19, 2012, USCorp amended its articles of incorporation increasing the number of authorized Class A Common shares from 550,000,000 to 650,000,000 shares and changing the par value of Class A Common shares from $0.01 per share to $0.001 per share. The change in par value is reflected in the financial statements as an increase in additional paid in capital. Total stockholders’ deficit is unaffected due to this accounting change.

Quarter ended December 31, 2012

During the Quarter ended December 31, 2012, 2,550,000 shares were issued in order to obtain an extension on an outstanding debt agreement through December 31, 2012. These shares were valued at ($0.05) per share or $127,500. These shares were recorded as a deferred charge and amortized over the period of the debt extension. Interest expense of $42,504 was recognized during the three months ended December 31, 2012 in relation to these shares.

8.	Common Stock Options and Warrants

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at December 31, 2012:

		Wgtd Avg	Wgtd Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2011	81,044,999	$0.10	0.71

Warrants granted and assumed	0	0
Warrants exercised	(69,106,665)	0.09
Warrants expired	(9,438,334)	0.10

Outstanding at September 30, 2012	2,500,000	$0.24	0.34

Warrants granted and assumed	0	0
Warrants exercised	0	0
Warrants expired	(2,500,000)	0.24	0.34

Outstanding at December 31, 2012	0	$0	0

9.	Related Party Transactions

The Company holds consulting agreements with various Company officers and related parties are not considered employees and are paid for services rendered based upon management’s judgment of the value received. A total of $141,282 and $94,937 was paid to related parties for consulting services in the years ending September 30, 2011 and 2012, respectively.

An officer of the Company and a related party were considered employees during the year ending September 30, 2012. Total compensation paid to related party employees was of $46,767 and $46,736 for the years ending 2011 and 2012, respectively. Payroll taxes were not paid on this compensation as such a payroll tax accrual has been made for $32,296 and $19,867 for 2011 and 2012, respectively.

The Company received related party financing of $0 and $1,000 in the quarters ending December 31, 2011 and 2012, respectively. All related party loans bear no interest and are due on demand.

As discussed in note 3, in the year ending 2012 the Company purchased real property from a related party located near the twin peaks claims. The purchase price of the property was $161,000, the Company made a cash payment of $20,000 and signed a $141,000 promissory note. The note bears an annual interest rate of 5% and payments are due quarterly. The Company makes quarterly payments of $2,618. As of December 31, 2012 the Company owed $140,144 on the note. The note is secured by the real property obtained in the purchase. The Company plans to use the house as a headquarters for exploration of the claims.

Future aggregate principle payments as of December 31, 2012 are as follows:

2013	3,533
2014	3,713
2015	3,902
2016	4,100
2017	4,309
Thereafter	120,587

10.	Concentrations of Credit Risk

The Company heavily relies upon the efforts of the Company’s chief executive officer and majority shareholder for the success of the Company. A withdrawal of the chief executive’s officer efforts would have a material adverse effect on the Company’s financial condition.

11.	Restatement

We are restating in its entirety the financial statements for the quarter ended December 31, 2011 as originally filed with the Securities and Exchange Commission on February 21, 2012. We have determined that our previously reported results for the quarter ended December 31, 2011 contained significant errors which effected the consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders equity. These errors were caused by poor internal controls and an internal staff with limited accounting knowledge. Several stock issuances were not accounted for correctly in the previously reported statements in addition the loss attributable to the non-controlling interest of our subsidiary Arizona Gold Corp. (“AGC”) was not separated from losses attributable to the company. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors. The following table summarizes the impact of these corrections on our consolidated balance sheet, statement of operations, statement of cash flows and (loss) per share.

	As of December 31, 2011		As of December 31, 2011
	As Previously reported	Restatement Adjustments	As Restated

Total assets	$1,401,029	$2,010	$1,403,039

Total current liabilities	$4,826,065	$61,779	$4,887,844

Shareholders’ equity
Series A preferred stock	24,304	1,296	25,600
Series B preferred stock	63,498	7,346	70,844
Common stock B	5,060	-	5,060
Common stock A	2,077,967	(1,152)	2,076,815
Subscriptions receivable	-	-	-
Additional paid in capital	15,917,942	316,631	16,234,573
Accumulated deficit	(21,516,807)	(29,316)	(21,546,123)
Total shareholders’ deficit	(3,520,898)	(442,333)	(3,963,231)
Non-controlling interest	-	478,426	478,426
Total liabilities and shareholders’ deficit	$1,401,029	$2,010	$1,403,039

	As of December 31, 2011		Three Months ended December 31, 2011
	As Previously reported	Restatement Adjustments	As Restated
Sales	-	255	255

Consulting	$163,932	$23,583	$187,515
General and administrative	65,808	(9,964)	55,844
Mining development	430,917	(4,068)	426,849
Professional fees	91,574	4,494	96,068
Total operating expenses	752,231	14,045	766,276

Other expenses	54,584	(45,456)	9,128

Net Loss	(697,647)	(59,246)	(756,893)

Less: Net loss attributable to non-controlling interest	-	(208,623)	(208,623)

Net loss attributable to the Company	(697,647)	149,377	(548,270)

Basic (loss) per share	(0.00)	(0.00)	(0.00)

	As of December 31, 2011		Three Months ended December 31, 2011
Operating activities	As Previously reported	Restatement Adjustments	As Restated
Net (loss) for the period	$(697,647)	$(59,246)	$(756,893)

Net cash used by operations	(640,243)	69,693	(570,550)

Net Cash used by investing activities	(282)	282	-

Net cash provided by financing activities	272,025	(69,975)	202,050

Net increase (decrease) in cash	(368,500)	-	(368,500)

Cash balance at beginning of fiscal year	1,686,996	5	1,687,001

Cash balance at December 31, 2011	$1,318,496	$5	$1,318,501

12. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-

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

Significant Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets which are not readily apparent from other sources, primarily allowance for the cost of the Mineral Properties based on the successful efforts method of accounting. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Results of Operations

Comparison of operating results for the three months ended December 31, 2012 and December 31, 2011:

Revenues

During the quarter ended December 31, 2012 the Company recorded revenue in the amount $0 as compared to $255 for the prior year. The Company is still an exploration stage Company and the revenue that was recorded was a result of sale of raw materials not operating income.

Operating expenses were $266,449 compared to $766,276 for the same period a year ago. Consulting costs decreased from $187,515 to $115,240 in the three months ended December 31, 2012 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Administration costs increased from $55,844 in the three months ended December 31, 2011 to $56,054, for the three months ended December 31, 2012. Mineral Property Expenditures were $2,060 in the three months ended December 31, 2012 compared to $426,849 for the same period last year due to costs associated with increasing the number of claims and conducting the drilling program recently completed at the Company’s Twin Peaks project site in Arizona.

As a result of general and administrative costs, the Company experienced a loss from operations of $266,449 for the three months ended December 31, 2012, compared to loss from operations of $766,021 for the same period last year.

Interest expense increased by $42,076 during the first three months of fiscal year 2013 to $147,522 compared to $105,446 for the first three months of fiscal year 2012 mainly as a result of the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $305,994 for the first three months of fiscal year 2013 compared to a gain of $114,387 for the same period a year ago due to the change in the price of gold over the past year.

Net loss for the first three months of fiscal year 2013 was ($107,909) or $0.00 per share compared to a loss of ($756,893), or $0.00 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At December 31, 2012 cash on hand was $231,490 as compared with $429,626 at September 30, 2012. During the first three months of fiscal year 2013, the Company used $198,280 for its operations compared to $570,550 for the first three months of fiscal 2012.

At December 31, 2012, the Company had working capital deficit of $4,547,650 compared to a working capital deficit of $4,630,824 at September 30, 2012. The decrease is due to costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at December 31, 2012 were $3,068,465 as compared to $3,313,187 at September 30, 2012. The decrease is due to normal operations that caused cash to decrease.

The Company’s total shareholders’ deficit increased to a deficit of $1,846,376 at December 31, 2012 compared to a deficit of $1,789,767 at September 30, 2012. The increase in stockholders’ deficit was the result of an increase in additional paid in capital and operating losses of $107,909 for the three months ended December 31, 2012 due to costs for exploration of the Twin Peaks project, clerical help, office staff, and the value of payments for professional services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer, who is also our acting Chief Financial Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known, particularly during the period in which this Report was prepared.

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that the Company increased its internal controls around the issuance and recording of common stock sales.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 In the first three months of fiscal year 2013, the Company issued 2,550,000 shares of common stock to consultants for services rendered valued by the Company at $127,500.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information.

On November 19, 2012 USCorp amended its articles of incorporation increasing the number of authorized Class A Common shares from 550,000,000 to 650,000,000 shares and changing the par value of Class A Common shares from $0.01 per share to $0.001 per share.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Amendment to Articles of Incorporation
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial
Officer
Dated: February 19, 2013