Form 10-Q
period 2013-03-31
USCORP
filed 2013-05-08
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2013 441,726,805 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012 (unaudited)	3

Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2013 and 2012 and from Inception (May 22, 1989) through March 31, 2012 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2013 and 2012 and from Inception (May 22, 1989) through March 31, 2012 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other Information	19

Item 6. Exhibits	19

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of March 31, 2013 and September 30, 2012

(Unaudited)

ASSETS	March 31,	September 30,
Current assets:	2013	2012
Cash	$426,775	$429,626
Current assets held for sale	17,507	—
Deferred charge	—	42,504
Total current assets	444,282	472,130

Other assets:
Property & equipment- net	—	13,150
Mining claims	—	2,666,907
Real property	—	161,000
Other assets held for sale	2,835,600	—
Loans receivable related party	3,070,618	—

Total assets	$6,350,500	$3,313,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$83,169	$103,757
Loan payable related party	11,877	6,000
Collateralized loan payable related party	—	141,000
Current liabilities held for sale	3,079,477	—
Gold bullion loan	4,192,343	4,852,197
Total current liabilities	7,366,866	5,102,954

Long term liabilities:
Long-term liabilities held for sale	134,778	—
Total Liabilities	7,501,644	5,102,954

Shareholders' deficit:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 25,600,000 shares issued and outstanding at March 31, 2013 and September 30, 2012	25,600	25,600
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at March 31, 2013 and September 30, 2012	70,844	70,844
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at March 31, 2013 and September 30, 2012	5,060	5,060
Common stock A- $.001 par value, authorized 650,000,000 (550,000,000-September 30, 2012) shares authorized, issued and outstanding- 353,348,805 at March 31, 2013 and 324,009,052 shares at September 30, 2012	353,350	324,009
Subscriptions payable	971,077	727,500
Subscriptions receivable	(6,750)	(13,250)
Additional paid in capital	24,381,240	24,121,290
Accumulated deficit during exploration stage	(26,951,565)	(27,050,820)

Total shareholders' deficit	(1,151,144)	(1,789,767)

Total Liabilities & Shareholders' Deficit	$6,350,500	$3,313,187

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2013 and 2012

and from Inception (May 22, 1989) through March 31, 2013

(Unaudited)

	Three months ended		Six months ended		Inception (May 22, 1989)
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	to March 31, 2013
		(Restated)		(Restated)
Revenues	$—	$—	$—	$255	$265
General and administrative expenses:
Consulting	132,043	300,059	247,283	487,574	9,582,901
Financing Fee	—	1,348,000	—	1,348,000	1,824,698
General and administrative	52,121	102,903	108,175	158,747	7,494,183
Mining development	—	218,237	2,060	645,086	1,278,245
Professional fees	62,318	115,047	155,413	211,115	1,565,178
Total operating expenses	246,482	2,084,246	512,931	2,850,522	21,745,205

Loss from operations	(246,482)	(2,084,246)	(512,931)	(2,850,267)	(21,744,940)

Other income (expenses):
Interest income	23	140	91	327	8,851
Interest expense	87,179	(190,202)	(60,343)	(295,648)	(2,170,197)
Loss on convertible debt settlement	—	(980,514)	—	(980,514)	(986,514)
Gain (loss) on unhedged derivative	366,444	(225,909)	672,438	(111,522)	(2,058,765)
Total other income (expense)	453,646	(1,396,485)	612,186	(1,387,357)	(5,206,625)

Net income (loss)	207,164	(3,480,731)	99,255	(4,237,624)	(26,951,565)

Less: Net loss attributable to non-controlling interest	—	(128,630)	—	(337,253)	—

Net income (loss) attributable to the Company	$207,164	$(3,352,101)	$99,255	$(3,900,371)	$(26,951,565)

Weighted average of common shares outstanding:
Basic	338,721,105	226,672,146	332,539,288	213,591,938
Fully diluted	616,602,286	226,672,146	610,420,469	213,591,938

Basic net income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.02)
Fully diluted net income (loss) per common share	$0.00	$(0.01)	$0.00	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2013 and 2012

and from Inception (May 22, 1989) through March 31, 2012

(Unaudited)

	Six months ended		Inception (May 22, 1989)
	March 31, 2013	March 31, 2012	to March 31, 2013
Operating activities:		(RESTATED)
Net income (loss) for the period	$99,255	$(4,237,624)	$(26,951,565)
Items not involving cash:
Warrants issued for debt extension	—	—	96,000
Financing fees for warrants	—	1,348,000	1,824,968
Loss on conversion of notes	—	980,150	986,514
Impairment expense	—	—	3,049,465
Interest	55,088	297,476	2,101,104
Shares issued to settle legal liability	—	—	12,000
(Gain) loss on non-hedged derivative	(672,438)	111,522	2,058,765
Shares issued for services	105,133	53,850	5,517,761
Shares issued for 2009 comp plan	—	—	17,850
Change in shares receivable	6,500	—	6,500
Change in deferred charge	—	—	—
Depreciation and amortization	5,457	1,949	29,961
Cash held for sale	(5,630)	—	(5,630)
Changes in non-cash working capital:	—
Change in deposits	—	10,000	—
Change in accounts receivable	—	—	—
Change in accounts payable	(17,095)	(73,492)	86,662
Net cash provided by (used in) operating activities	(423,730)	(1,508,169)	(11,348,067)

Investing activities:
Used in asset purchase	—	—	(57,654)
Net cash used in investing activities	—	—	(57,654)

Financing activities:
Proceeds from sale of shares for cash	427,735	370,350	7,663,340
Payment on notes payable	(856)	—	(856)
Proceeds from convertible note	—	—	1,300,000
Payments on convertible notes	—	(25,000)	(158,500)
Proceeds from gold bullion note	—	—	648,282
Capital contributed by shareholder	—	—	356,743
Proceeds from related party	1,000	—	447,983
Payments on related party	(7,000)	—	(447,983)
Proceeds from warrants exercised	—	419,750	2,023,487
Net cash provided by financing activities	420,879	765,100	11,832,496

Net increase (decrease) in cash	(2,851)	(743,069)	426,775

Cash, beginning of period	429,626	1,687,001	—

Cash, end of period	$426,775	$943,932	$426,775

Interest Paid with Cash	$1,763	$—	$1,763
Taxes Paid with Cash	$—	$—	$—

Supplemental schedule of non-cash activities:
Increase (decrease) in stock based deferred interest charge	$42,504	$(116,204)	$—
Interest paid in shares	$—	$111,372	$111,372

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2013

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

On March 22, 2011, the Company through its wholly owned subsidiary USMetals entered into an Asset Funding/Operation and Shareholders Agreement, and exhibits thereto with Arizona Gold Corp., a private British Columbia Corporation (“AGC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of 172 Arizona mining claims known as the Twin Peaks Project to AGCAZ in exchange for 90,200,000 shares or 61.34% of AGC’s common stock. The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

In September 2012, we completed the unwinding of the Agreement with AGC. The key elements of the unwinding were: AGC Corp, a private Arizona corporation in whose name the Twin Peaks Project claims are held, became a wholly owned (100%) subsidiary of USMetals, Inc., which is a wholly owned (100%) subsidiary of USCorp; All of the Twin Peaks Project Claims are 100% under USMetals’ control and therefore under USCorp’s control; All remaining assets of AGC Corp have been transferred to USMetals, in exchange for shares of USCorp; All AGC Corp shareholders are now shareholders of USCorp; and Arizona Gold Corp, AGC Corp’s parent, will be dissolved in the future.

During the Quarter ending March 31, 2013, the Company determined it to be in the best interest of the shareholders to spin-off its two wholly owned subsidiaries, Southwest Resource Development Inc. and USMetals, Inc. through a distribution of shares to existing shareholders. All holders of USCorp shares as of the record date will be entitled to receive one common share of USMetals, Inc. and Southwest Resource Development, Inc. for every 10 shares (or shares convertible into Common shares) held in USCorp. The Company will no longer have significant influence over the operations of its subsidiaries and its ownership of the Subsidiaries after the spin-off will fall under 20%.

The Company has minimal revenues as a result of operations to date and has defined itself as an “exploration stage” company.

Exploration Stage Company- the Company has minimal operations or revenues since its inception and therefore qualifies for treatment as an Exploration Stage company as per the accounting guidance. Financial transactions are accounted for as per generally accepted accounted principles. Costs incurred during the development stage are accumulated in “accumulated deficit- exploration stage” and are reported in the Shareholders’ Deficit section of the balance sheet.

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

The Company follows the accounting requirements associated with uncertainty in income taxes using the provisions of Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the positions will be sustained upon examination by the tax authorities. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. All tax returns from tax years 2007 to 2011 are subject to IRS audit.

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

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, the Company has incurred significant losses since its inception and has minimal revenues and continues to rely on the issuance of shares and warrants to raise capital to fund its business operations.

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

During the quarter ending March 31, 2013, the Company and the Lender entered into discussion concerning the method used to calculate interest on the loan from inception in 2005. It was determined that the interest as calculated by the lender and reported by the company was inherently unfair. A mutual agreement was reached resulting in a reduction of interest due to the lender of 226 ounces of Gold Bullion. The reduction resulted in a total gain of $376,104. This gain was recognized as a reduction in interest expense of $178,422 and a gain on derivative of $197,682.

	March 31, 2013	September 31, 2012

Principal	$635,663	$635,663
Accrued interest	1,497,923	1,485,340
Life to date loss on unhedged underlying derivative	2,058,757	2,731,194
Carrying value	$4,192,343	$4,852,197

4.	Rights of USCorp Securities

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

Conversion Rights: Each Series A Preferred Share may be converted into eight (8) shares of the Corporation’s Class A Common Stock.

Voting: The shares of Preferred A stock hold voting rights of 8 votes for each Preferred A share. The outstanding shares at March 31, 2013 have ability to vote 204,800,000 shares.

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

Rank: The Class B Common Stock, with respect to rights on liquidation, winding up and dissolution, ranks junior to the Corporation’s Class A Common Stock and to any issued Preferred Stock.

Conversion Rights: Each Class B Common Stock may not be converted into any other class of stock.

Voting: The shares of Class B Common Stock hold no voting rights.

If all of the preferred shares were converted and warrants exercised as of March 31, 2013 the company would have fully diluted shares of:

	Shares	Convertible to Common A
Series A	25,600,000	204,800,000
Series B	141,687	283,374
Common	353,348,805	353,348,805
Fully diluted at 3/31/13		558,432,179

5. Issuances of Common Stock

SHAREHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of March 31, 2013 and 2012:

Series A Convertible Preferred Stock, $0.001 par value per share; 30,000,000 shares authorized, 25,600,000 and 5,600,000 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively.

Holders of Series A Convertible Preferred Stock (“Series A Preferred Stock”) may convert one share of Series A Preferred Stock into eight shares of Common Stock A.

Series B Convertible Preferred Stock, $0.50 stated value per share; 50,000,000 shares authorized, 141,687 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively.

Holders of Series B Convertible Preferred Stock (“Series B Preferred Stock”) may convert one share of Series B Preferred Stock into two shares of Common Stock B. Additionally, holders of Series B Preferred Stock are entitled to a 10% cumulative stated dividend.

Common Stock A, par value of $0.001 per share; 650,000,000 shares authorized, 353,348,805 and 324,009,052 shares issued and outstanding at March 31, 2012 and September 30, 2012, respectively.

Common Stock B, par value of $0.001 per share; 250,000,000 shares authorized, 5,060,500 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively. The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading in the U.S.

Six months ended March 31, 2012

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

Six months ended March 31, 2013

On November 19, 2012, USCorp amended its articles of incorporation increasing the number of authorized Class A Common shares from 550,000,000 to 650,000,000 shares and changing the par value of Class A Common shares from $0.01 per share to $0.001 per share. The change in par value been reflected in the financial statements as an increase in additional paid in capital. Total stockholders’ deficit is unaffected due to this accounting change.

During the six months ended March 31, 2013, 2,550,000 shares were issued in order to obtain an extension on an outstanding debt agreement through December 31, 2012. These shares were valued at $0.05 per share or $127,500. These shares were recorded as a deferred charge and amortized over the period of the debt extension. Interest expense of $42,504 was recognized during the six months ended March 31, 2012 in relation to these shares.

During the six months ended March 31, 2013, the Company issued 21,000,000 shares for cash and received proceeds of $80,000. In addition the company received an additional $352,735 in cash for shares which were not issued as of March 31, 2013 the unissued shares were recorded as stock payable.

During the six months ended March 31, 2013, the Company issued 20,000 shares to a consultant for general consulting services. These shares were valued at $20,000 based upon the shares price when the services were provided.

During the six months ended March 31, 2013, the Company issued 5,803,922 shares for accounting services. These shares were valued at $54,000 based upon the lowest trading price of the month in which services were performed as per the agreement. In addition to the shares issued, stock payable valued at $15,000 remained payable as of March 31, 2013.

During the six months ending March 31, 2013, 300,000 shares were returned to treasury and cancelled due to non-payment of the purchasing party.

In July of 2012, the company entered into a consulting agreement with Workbox, Inc. for web-based consulting services. The contract stated that the company would issue 250,000 shares to Workbox in exchange for 12 months of services. As of March 31, 2013, 145,831 shares had been issued and 20,833 are recorded as stock payable. The total stock issued and payable has been recorded to consulting expense in the amount of $8,333.

6. Common Stock Options and Warrants

The Company applies ASC 718, “Accounting for Stock-Based Compensation” to account for its option issues. Accordingly, all options granted are recorded at fair value using a generally accepted option pricing model at the date of the grant. The fair values generated by option pricing model may not be indicative of the future values, if any, that may be received by the option holder.

The following is a summary of common stock options outstanding at March 31, 2013:

		Weighted Average	Weighted Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2011	81,044,999	$0.10	0.71

Warrants granted and assumed	0	0
Warrants exercised	(69,106,665)	0.09
Warrants expired	(9,438,334)	0.10

Outstanding at September 30, 2012	2,500,000	$0.24	0.34

Warrants granted and assumed	0	0
Warrants exercised	0	0
Warrants expired	(2,500,000)	0.24	0.34

Outstanding at March 31, 2012	0	$0	0

7.  Related Party Transactions

The Company holds consulting agreements with various Company officers and related parties are not considered employees and are paid for services rendered based upon management’s judgment of the value received. A total of $249,529 and $127,574 was paid to related parties for consulting services in the six months ending March 31, 2012 and 2013, respectively.

An officer of the Company and a related party were considered employees during the six months ending March 31, 2012 and 2013. Total compensation paid to related party employees was of $64,731 and $69,165 for the six months ending March 31, 2012 and 2013, respectively. Payroll taxes were not paid on this compensation as such a payroll tax accrual has been made for $6,469 and $11,095 for the six months ending 2012 and 2013, respectively.

The Company received related party financing of $0 and $1,000 in the six months ending March 31, 2012 and 2013, respectively. $7,000 was paid to an officer of the company in the six months ending March 31, 2013 as repayment of financing provided in prior periods. All related party loans bear no interest and are due on demand.

During the year ended September 30, 2012 the Company purchased real property from a related party located near the twin peaks claims. The purchase price of the property was $161,000, the Company made a cash payment of $20,000 and signed a $141,000 promissory note. The note bears an annual interest rate of 5% and payments are due quarterly. The Company makes quarterly payments of $2,618. As of March 31, 2012, the Company owed $140,144 on the note. The note is secured by the real property obtained in the purchase. The Company plans to use the house as a headquarters for exploration of the claims. This property is held by the Company’s wholly subsidiary USMetals as such the property is listed as available for sale.

8. Planned Spin-off of USMetals, Inc. and Southwest Resource Development Inc.

During the Quarter ending March 31, 2013, the Company determined it to be in the best interest of the shareholders to spin-off the its two wholly owned subsidiaries, Southwest Resource Development Inc. and USMetals, Inc. through a distribution of shares to existing shareholders. All holders of USCorp shares as of the record date will be entitled to received one common share of USMetals, Inc. and Southwest Resource Development, Inc. for every 10 shares (or shares convertible into Common shares) held in USCorp. The Company will no longer have significant influence over the operations of its subsidiaries and its ownership of the subsidiaries after the spin-off will fall under 20%.

Due to the planned spin-off the Company has evaluated ASC 360-10 and reclassified all assets and liabilities of its subsidiaries as available for sale.

Southwest Resource Development, Inc.
Schedule of Assets and Liabilities reclassified as available for sale	Total
Cash	1,223
Due to related party: USCorp	(397,940)
Due to related party: Arizona Gold Corp	(3,700)
Net Value of Assets Spun-Out	$(400,417)

USMetals, Inc.
Schedule of Assets and Liabilities reclassified as available for sale	Total
Cash	4,407
Real property, net	156,942
Mining Claims	2,666,907
Furniture and Equipment, net	11,751
Due from related party: Southwest Resource Development, Inc.	3,700
Due from related party: USCorp	11,877
Due to related party: USCorp	(2,672,678)
Collateralized note payable	(140,114)
Accrued expenses	(3,493)
Net Value of Assets Spun-Out	$39,269

9. Restatement

We are restating in its entirety the financial statements for the three and six months ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 15, 2012. We have determined that our previously reported results for the quarter ended March 31, 2012 contained significant errors which affected the consolidated balance sheet, statement of operations and statement of cash flows. These errors were caused by poor internal controls and an internal staff with limited accounting knowledge. Several stock issuances were not accounted for correctly in the previously reported statements in addition the loss attributable to the non-controlling interest of our subsidiary Arizona Gold Corp. (“AGC”) was not separated from losses attributable to the company. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors. The following table summarizes the impact of these corrections on our consolidated balance sheet, statement of operations, statement of cash flows and (loss) per share.

	As of March 31, 2012		As of March 31, 2012
	As Previously reported	Restatement Adjustments	As Restated

Total assets	$1,002,932	$(43,618)	$959,314

Total current liabilities	4,491,542	(89,929)	4,401,613

Shareholders’ equity
Series A preferred stock	24,304	1,296	25,600
Series B preferred stock	63,498	7,346	70,844
Common stock B	5,060	—	5,060
Common stock A	2,571,758	(2)	2,571,756
Stock payable	—	266,600	266,600
Subscriptions receivable	—	(840,000)	(840,000)
Additional paid in capital	17,108,797	1,897,472	19,006,269
Accumulated deficit	(23,262,027)	(1,636,197)	(24,898,224)
Total shareholders’ deficit	(3,581,472)	(210,623)	(3,792,095)
Non-controlling interest	—	349,769	349,769
Total liabilities and shareholders’ deficit	$1,002,932	(43,618)	$959,314

	Three months ended March 31, 2012		Three months ended March 31, 2012
	As Previously reported	Restatement Adjustments	As Restated

Sales	$—	$255	$255

Consulting	161,713	138,346	300,059
Financing fee	0	1,348,000	1,348,000
General and administrative	178,392	(75,489)	102,903
Mining development	221,067	(2,830)	218,237
Professional fees	119,541	(4,494)	115,047
Total operating expenses	680,713	1,403,533	2,084,246

Other expenses	(1,064,507)	(331,978)	(1,396,485)

Net Loss	(1,745,220)	(1,735,511)	(3,480,731)

Less: Net loss attributable to non-controlling interest	—	(128,630)	(128,630)

Net loss attributable to the Company	$(1,745,220)	$(1,606,881)	$(3,352,101)

Basic (loss) per share	$(0.01)	$—	$(0.01)

	Six months ended March 31, 2012		Six months ended March 31, 2012
	As Previously reported	Restatement Adjustments	As Restated
Sales	$—	$255	$255

Consulting	325,645	161,929	487,574
Financing fee	—	1,348,000	1,348,000
General and administrative	244,200	(85,453)	158,747
Mining development	651,984	(6,898)	645,086
Professional fees	211,115	—	211,115
Total operating expenses	1,432,944	1,417,578	2,850,522

Other expenses	(1,009,923)	(377,434)	(1,387,357)

Net Loss	(2,442,867)	(1,794,757)	(4,237,624)

Less: Net loss attributable to non-controlling interest	—	(337,253)	(337,253)

Net loss attributable to the Company	$(2,442,867)	$(1,457,504)	$(3,900,371)

Basic (loss) per share	$(0.01)	$—	$(0.01)

Net loss attributable to the Company	(697,647)	149,377	(4,237,624)

Basic (loss) per share	$(0.00)	$0.00	(0.00)

	Six months ended March 31, 2012		Six months ended March 31, 2012
	As Previously reported	Restatement Adjustments	As Restated
Net (loss) for the period	$(2,442,867)	$(1,794,757)	$(4,237,624)
		—
Net cash used by operations	(1,368,450)	(139,719)	(1,508,169)
		—
Net Cash used by investing activities	9,717	(9,717)	—
		—
Net cash provided by financing activities	661,590	103,510	765,100
		—
Net increase (decrease) in cash	(697,143)	(45,926)	(743,069)
		—
Cash balance at beginning of fiscal year	1,686,996	5	1,687,001
		—
Cash balance at December 31, 2011	$989,853	$(45,921)	$943,932

10. Subsequent Events

On April 9, 2013, the Company announced that it would be spinning off its subsidiaries USMetals, Inc. and Southwest Resource Development, Inc. through a distribution of shares to its existing shareholders. All holders of USCorp shares as of April 15, 2013 (record date) will be entitled to received one common share of USMetals, Inc. and Southwest Resource Development, Inc for every 10 shares (or shares convertible into Common shares) held in USCorp. See Note 8 for additional details.

On April 23, 2013 USCorp received notification from FINRA that the required forms notifying FINRA and the Company’s shareholders of the Spin-offs and Record Date had not been filed. As a result management and the Company’s securities counsel are preparing the notification forms for submission to FINRA. As soon as these forms and other required filings with regulatory bodies have been prepared and submitted, a new record date will be announced.

On April 24, 2013, the Company amended its articles of incorporation increasing the total authorized Class A common shares from 650,000,000 to 950,000,000.

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

Results of Operations

Comparison of operating results for the three months ended March 31, 2013 and March 31, 2012:

During the quarters ended March 31, 2013 and 2012, the Company recorded revenue in the amount $0.

Operating expenses were $246,482 compared to $2,084,246 for the same period a year ago. Consulting costs decreased from $300,059 to $132,043 in the three months ended March 31, 2013 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Financing expense decreased to $0 from $1,348,000 for the same period last year due to warrant issuance costs. Administration costs decreased from $102,903 in the three months ended March 31, 2012 to $52,121, for the three months ended March 31, 2013. Mineral Property Expenditures were $0 in the three months ended March 31, 2013 compared to $218,237 for the same period last year; this decrease was due to costs associated with completing the Company’s Twin Peaks project site in Arizona. Professional fees decreased from $115,047 to $62,318 in the three months ended March 31, 2013 compared to the same period last year, which is mainly due to a decrease in exploration costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $246,482 for the three months ended March 31, 2013, compared to loss from operations of $2,084,246 for the same period last year.

Interest expense decreased by $277,381 during the three months ended March 31, 2013to ($87,179) compared to $190,202 for the three months ended March 31, 2012, mainly as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $366,444 for the three months ended March 31, 2013 compared to a loss of $225,909 for the same period a year ago due to the change in the price of gold over the past year. Loss on conversion of debt was $0 in the three months ending March 31, 2013 as compared to ($980,514) for the three months ending March 31, 2012

Net income for the three months ended March 31, 2013 was $207,164 or $0.00 per share compared to a loss of ($3,480,731), or ($0.01) per share for the three months ended March 31, 2012.

Comparison of operating results for the six months ended March 31, 2013 and March 31, 2012:

During the six months March 31, 2013 the Company recorded revenue in the amount $0 as compared to $255 for the six months ended march 31, 2012. The Company is still an exploration stage Company and the revenue that was recorded was a result of a sale of raw materials.

Operating expenses were $512,931 compared to $2,850,522 for the same period a year ago. Consulting costs decreased from $487,574 to $247,283 in the six months ended March 31, 2013 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Financing expense decreased from $1,348,000 for the six months ended March 31, 2012 to $0 for the same this year due to warrant issuance costs. Administration costs decreased from $158,747 in the six months ended March 31, 2012 to $108,175, for the six months ended March 31, 2013. Mineral Property Expenditures were $2,060 in the six months ended March 31, 2013 compared to $645,086 for the same period last year; this decrease was due to costs associated with completing the Company’s Twin Peaks project site in Arizona. Professional fees decreased from $211,115 to $115,413 in the six months ended March 31, 2013 compared to the same period last year, which is mainly due to a decrease in exploration costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $512,931 for the six months ended March 31, 2013, compared to loss from operations of $2,850,267 for the same period last year.

Interest expense decreased by $235,305 during the six months ended March 31, 2013 to $60,343 compared to $295,648 for the six months ended March 31. 2012, mainly as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $672,438 for the six months ended March 31, 2013 compared to a loss of ($111,522) for the same period a year ago due to the change in the price of gold over the past year.

Net income for the six months ended March 31, 2013 was $99,255 or $0.00 per share compared to a loss of $(4,237,624), or $0.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At March 31, 2013 cash on hand was $426,775 as compared with $429,626 at September 30, 2012. During the six months ended March 31, 2013, the Company used $423,730 for its operations compared to $1,508,169 for the six months ended March 31, 2012.

At March 31, 2013, the Company had a working capital deficit of $6,922,584 compared to a working capital deficit of $1,789,767 at September 30, 2012. The increase is due to lower costs of continuing exploration and preparations for development of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at March 31, 2013 were $6,350,500 as compared to $3,313,187 at September 30, 2012. The increase is mainly due to the reclassification of the Company’s wholly owned subsidiaries assets and liabilities as available for sale.

The Company’s total shareholders’ deficit decreased to a deficit of $1,151,144 at March 31, 2013 compared to a deficit of $1,789,767 at September 30, 2012. The decrease in stockholders’ deficit was mainly the result of an increase in additional paid in capital which increased as a result of selling Class A Common stock for cash and non-operating gains of $612,186 for the three months ended March 31, 2012 due to a decrease in interest expense and gain on derivative as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 In the first six months of fiscal year 2013, the Company issued 8,639,753 shares of common stock to consultants for services rendered valued by the Company at $215,833.

In the first six months of fiscal year 2013, the Company issued 21,000,000 shares of common stock to various investors and received proceeds of $80,000.

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
Amendment to Articles of Incorporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USCORP

By: /s/ ROBERT DULTZ

Robert Dultz
Chairman, Chief Executive Officer and Acting Chief Financial
Officer
Dated: May 8, 2013