Form 10-Q
period 2013-06-30
USCORP
filed 2013-08-14
CIK 873185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2013 456,066,363 shares of Common Class A Stock and 5,060,500 shares of Common Class B Stock were issued and outstanding.

USCORP

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012 (unaudited)	3

Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2013 and 2012 and from Inception (May 22, 1989) through June 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2013 and 2012 and from Inception (May 22, 1989) through June 30, 2013 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	25

Item 6. Exhibits	25

PART I. FINANCIAL INFORMATION

USCorp

(an Exploration Stage Company)

Consolidated Balance Sheets

As of June 30, 2013 and September 30, 2012

(Unaudited)

ASSETS	June 30,	September 30,
Current assets:	2013	2012
Cash	$438,026	$429,626
Current assets held for sale	14,428	—
Deferred charge	—	42,504
Total current assets	452,454	472,130

Other assets:
Property & equipment- net	—	13,150
Mining claims	—	2,666,907
Real property	—	161,000
Other assets held for sale	2,832,031	—
Loans receivable related party	2,746,003	—

Total assets	$6,030,488	$3,313,187

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses	$70,405	$103,757
Loan payable related party	12,037	6,000
Collateralized loan payable related party	—	141,000
Current liabilities held for sale	2,757,325	—
Gold bullion loan	3,193,368	4,852,197
Total current liabilities	6,033,135	5,102,954

Long term liabilities:
Long-term liabilities held for sale	134,077	—
Total Liabilities	6,167,212	5,102,954

Shareholders' deficit:
Series A preferred stock, one share convertible to eight shares of common; par value $0.001, 30,000,000 shares authorized, 25,600,000 shares issued and outstanding at June 30, 2013 and September 30, 2012	25,600	25,600
Series B preferred stock, one share convertible to two shares of common; 10% cumulative stated dividend, stated value $0.50, 50,000,000 shares authorized, 141,687 outstanding at June 30, 2013 and September 30, 2012	70,844	70,844
Common stock B- $.001 par value, authorized 250,000,000 shares, issued and outstanding, 5,060,500 shares at June 30, 2013 and September 30, 2012	5,060	5,060
Common stock A- $.001 par value, authorized 950,000,000 (550,000,000-September 30, 2012) shares authorized, issued and outstanding- 456,066,363 at June 30, 2013 and 324,009,052 shares at September 30, 2012	456,068	324,009
Subscriptions payable	290,568	727,500
Subscriptions receivable	(6,750)	(13,250)
Additional paid in capital	25,316,357	24,121,290
Accumulated deficit during exploration stage	(26,294,471)	(27,050,820)

Total shareholders' deficit	(136,724)	(1,789,767)

Total Liabilities & Shareholders' Deficit	$6,030,488	$3,313,187

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended June 30, 2013 and 2012

and from Inception (May 22, 1989) through June 30, 2013

(Unaudited)

	Three months ended		Nine months ended		Inception (May 22, 1989)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	to June 30, 2013
		(Restated)		(Restated)
Revenues	$—	$10	$—	$265	$265
General and administrative expenses:
Consulting	190,123	77,181	437,406	1,041,453	9,773,024
Financing Fee	—	476,698	—	1,824,698	1,824,698
General and administrative	56,095	83,321	164,270	242,068	7,550,278
Mining development	40,053	17,180	42,113	662,266	1,318,298
Professional fees	53,857	189,378	209,270	285,446	1,619,035
Total operating expenses	340,128	843,758	853,059	4,055,931	22,085,333

Loss from operations	(340,128)	(843,748)	(853,059)	(4,055,666)	(22,085,068)

Other income (expenses):
Interest income	10	135	101	462	8,861
Interest expense	(68,515)	(94,006)	(128,858)	(389,654)	(2,238,712)
Loss on convertible debt settlement	—	—	—	(980,514)	(986,514)
Gain (loss) on unhedged derivative	1,065,727	167,716	1,738,165	56,164	(993,038)
Total other income (expense)	997,222	73,845	1,609,408	(1,313,542)	(4,209,403)

Net income (loss)	657,094	(769,903)	756,349	(5,369,208)	(26,294,471)

Less: Net loss attributable to non-controlling interest	—	—	—	—	—

Net income (loss) attributable to the Company	$657,094	$(769,903)	$756,349	$(5,369,208)	$(26,294,471)

Weighted average of common shares outstanding:
Basic	451,273,723	285,156,274	376,237,994	237,446,717
Fully diluted	656,357,097	563,037,455	581,321,368	515,327,898

Basic net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.02)
Fully diluted net income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2013 and 2012

and from Inception (May 22, 1989) through June 30, 2012

(Unaudited)

	Nine months ended		Inception (May 22, 1989)
Operating activities:	June 30, 2013	(RESTATED)	to June 30, 2013
Net income (loss) for the period	$756,349	$(4,892,510)	$(26,294,471)
Items not involving cash:
Warrants issued for debt extension	—	—	96,000
Financing fees for warrants	—	1,824,968	1,824,968
Loss on conversion of notes	—	980,150	986,514
Impairment expense	—	—	3,049,465
Interest	121,840	389,354	1,989,434
Shares issued to settle legal liability	—	—	12,000
(Gain) loss on non-hedged derivative	(1,738,165)	(56,164)	993,038
Shares issued for services	111,559	109,850	5,524,187
Shares issued for 2009 comp plan	—	—	17,850
Change in shares receivable	6,500	—	6,500
Change in deferred charge	—	—	—
Depreciation and amortization	9,499	3,065	34,003
Cash held for sale	2,391	—	2,391
Changes in non-cash working capital:	—
Change in deposits	—	10,000	—
Change in accounts receivable	—	—	—
Change in accounts payable	(33,352)	(89,561)	70,405
Net cash provided by (used in) operating activities	(763,379)	(1,720,848)	(11,687,716)

Investing activities:
Used in asset purchase	—	—	(57,654)
Net cash used in investing activities	—	—	(57,654)

Financing activities:
Proceeds from sale of shares for cash	778,635	113,350	8,014,240
Payment on notes payable	(856)	—	(856)
Proceeds from convertible note	—	—	1,300,000
Payments on convertible notes	—	(25,000)	(158,500)
Proceeds from gold bullion note	—	—	648,282
Capital contributed by shareholder	—	—	356,743
Proceeds from related party	1,000	—	447,983
Payments on related party	(7,000)	—	(447,983)
Proceeds from warrants exercised	—	647,087	2,023,487
Net cash provided by financing activities	771,779	735,437	12,183,396

Net increase (decrease) in cash	8,400	(985,411)	438,026

Cash, beginning of period	429,626	1,687,001	—

Cash, end of period	$438,026	$701,590	$438,026

Interest Paid with Cash	$1,763	$—	$1,763
Taxes Paid with Cash	$—	$—	$—

Supplemental schedule of non-cash activities:
Increase (decrease) in stock based deferred interest charge	$42,504	$(116,204)	$—
Interest paid in shares	$—	$111,372	$111,372

The accompanying notes are an integral part of these consolidated financial statements.

USCorp

(an Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2013

UNAUDITED

1.	Organization of the Company and Significant Accounting Principles

USCorp (the “Company”) is a publicly held corporation formed in May 1989 in the state of Nevada. In April 2002 the Company acquired USMetals, Inc. (“USMetals”), a Nevada corporation, and its 141 unpatented mining claims known as the Twin Peaks Project in Yavapai County Arizona by issuing 24,200,000 shares of common stock. Through the issuance of the 24,200,000 shares USMetals became a wholly owned subsidiary of the Company.

On April 4, 2003 Southwest Resource Development, Inc. (“Southwest”) was formed and organized as a Corporation under the laws of the State of Nevada as a wholly owned subsidiary of USCorp. In May 2004 Southwest acquired 8 lode and 21 placer mining claims (the “Mining Claims”). In lieu of cash payment for the original 8 lode and 21 placer claims acquired in 2004 the Company entered into what is essentially a joint venture with the former owners whereby the former owners are entitled to receive 20% of all net smelter returns of gold after expenses, whether paid in cash or in kind. This claims group has been expanded to a total of 200 claims consisting of 30 placer claims and 170 lode claims, on approximately 5,760 acres located in the Chocolate Mountain region of the Mesquite Mining District in Imperial County, California, which the Company collectively refers to as the Picacho Salton Project. On July 5, 2013 Southwest’s name was changed to Imperial Metals, Inc. (“Imperial”)

On March 22, 2011 the Company entered into an Asset Funding/Operation and Shareholders Agreement with Arizona Gold Corp., a private British Columbia Corporation (“AGCBC”) and its wholly owned subsidiary, AGC Corp, a private Arizona company (“AGCAZ”), providing for the sale of 172 Arizona mining claims known as the Twin Peaks Project to AGCAZ in exchange for 90,200,000 shares or 67.8% of AGCBC’s common stock. In connection with the Agreement, Arizona Gold Founders, LLC a private California limited liability company (“AGF”) transferred $100,000 and 104 mining claims ("Serendipity Claims") to AGCBC in exchange for a total of 28,800,000 shares of common stock of AGCBC. This brought the total claims held by AGCBC and its wholly owned subsidiary, AGCAZ, to 276 claims

AGCBC subsequently issued an additional 14,000,000 shares and received proceeds of $1,400,000 during the quarter ending June 30, 2011 which reduced USMetals ownership to 61.34% of the outstanding and issued shares of AGCBC.

In September 2012, we completed the unwinding of the Agreement with AGCBC. The key elements of the unwinding were: AGC Corp, a private Arizona corporation in whose name the Serendipity Claims and Twin Peaks Project claims are held, became a wholly owned (100%) subsidiary of USMetals, Inc., which is a wholly owned (100%) subsidiary of USCorp; All of the Claims are 100% under USMetals’ control and therefore under USCorp’s control; All remaining assets of AGC Corp have been transferred to USMetals, in exchange for shares of USCorp; All AGCBC shareholders are now shareholders of USCorp; and Arizona Gold Corp, AGC Corp’s parent, will be dissolved in the future. The Twin Peaks Project now consists of 268 Lode and 8 Placer Claims.

During the Quarter ending March 31, 2013, the Company determined it to be in the best interest of the shareholders to spin-off its two wholly owned subsidiaries, Imperial Metals Inc. and USMetals, Inc. through a distribution of shares to existing shareholders. All holders of USCorp shares as of the record date will be entitled to receive one common share of USMetals, Inc. and Imperial Metals, Inc. for every 10 shares (or shares convertible into Common shares) held in USCorp. The Company will no longer have significant influence over the operations of its subsidiaries and its ownership of the Subsidiaries after the spin-off will fall under 20%.

During the Quarter ending June 30, 2013, the Company re-evaluated the progress of the spin-off’s of its subsidiaries and determined that it would be in the best interest of its shareholders to maintain its wholly owned subsidiary Imperial Metals, Inc. at this time. The Company will continue to move forward with the Spin-off of USMetals, Inc. through a distribution of shares to existing shareholders. If management determines in the future that circumstances have changed they may move forward with the spin-off of Imperial Metals.

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

Consolidation- The unaudited consolidated financial statements incorporate the results, cash flows and net assets of USCorp and the entities controlled by it (its subsidiaries) after eliminating internal transactions and recognizing any non-controlling interests in those Entities. Control is achieved where the Company has the power to govern the financial and operating policies of an investee entity so as to obtain economic benefits from its activities. Where subsidiaries are acquired or disposed of in the year, their results and cash flows are included from the effective date of acquisition or up to the effective disposal date.

Where a consolidated company is less than 100% owned by the Company, the non-controlling interest share of the results and net assets are recognized at each reporting date. The interests of non-controlling shareholders are ordinarily measured at the non-controlling interests’ proportionate share of the fair value of the acquirer’s identifiable net assets, but may alternatively be initially measured at fair value. The choice of measurement is made on an acquisition-by-acquisition basis. Subsequent to acquisition, the carrying amount of non-controlling interests is the amount of those interests at initial recognition plus the non-controlling interests’ share of subsequent changes in equity. Total comprehensive income is attributed to the non-controlling interests even if this results in the non-controlling interests having a deficit balance.

Changes in the Company’s interests in subsidiaries that do not result in a loss of control are accounted for as equity transactions. The carrying amount of the Company’s interests and the non-controlling interests are adjusted to reflect the changes in their relative interests in the subsidiaries. Any difference between the amount by which the non-controlling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity and attributed to equity holders of the parent.

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

Management’s plans with regard to this matter are as follows:

* Obtain the necessary approvals and permits to complete exploration and begin testing procedures on our properties as warranted. An application for drilling on Picacho Salton Project has been submitted by us to the Bureau of Land Management (“BLM”) and is being reviewed by them.

* Receive BLM permit for Picacho Salton Project in California; Drill the Picacho Salton Project.

* Receive and analyze the Phase 4 Twin Peaks assays and drill reports and Picacho Salton Phase 1 and 2 assays and drill reports after completion of the two drilling programs;

* Review the results of the drilling programs on each of the sites when completed. After consideration of the nature of the ore bodies of the properties, Management will make decisions regarding further exploration of the properties, including beginning commercial scale operations when exploration is completed on the Twin Peaks Project and the Picacho Salton Project.

* Continue exploration in order to meet ongoing and anticipated demand for gold and silver.

* Continue to augment our mining exploration team and strategic business relationships with quality and results-oriented people as needed: professionals and consulting firms to advise management to handle mining operations, acquisitions and exploration of existing and future mineral resource properties.

 * Continue to recruit strategic business alliances with consultants, engineers, contractors as well as joint venture partners when appropriate, and set up an information and communication network that allows the alliance to function effectively to explore the properties.

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

3. Gold Bullion Promissory Note

In September 2005, the Company issued a promissory note to a shareholder and received proceeds of $648,282. The note requires the Company to pay the shareholder 2,507 ounces of Gold Bullion (.999 pure) and accrued interest of 9% compounded annually. Originally, the promissory note came due in September 2007. Subsequently, the holder of the note extended the maturity date on an informal ongoing basis. The loan had been in default but the maturity date was extended to March 31, 2012 in exchange for 1,600,000 shares of common stock. The loan entered default again until the company negotiated with the lender to extend the maturity date of the loan until December 31, 2012 by the issuance of 2,550,000 shares of stock along with the stipulation that cash payments totaling $78,774 be made per an outlined schedule. At this time the Company has not made the required payments and the loan is considered in default. The Company continues to accrue interest and to calculate the loan at fair value. Due to the fluctuation of price of Gold a gain or loss on the underlying gold derivative on the promissory note has been calculated based upon the difference between the fair market value of an ounce of Gold Bullion on the date the agreement is executed and the current fair market value of Gold Bullion (.999 pure).

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

	June 30, 2013	September 30, 2012

Principal	$635,663	$635,663
Accrued interest	1,564,675	1,485,340
Life to date loss on unhedged underlying derivative	993,030	2,731,194
Carrying value	$3,193,368	$4,852,197

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

Conversion Rights: Each Series A Preferred Share may be converted into eight (8) shares of the Corporation’s Class A Common Stock.

Voting: The shares of Preferred A stock hold voting rights of 8 votes for each Preferred A share. The outstanding shares at June 30, 2013 have ability to vote 204,800,000 shares.

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

CLASS A COMMON STOCK RIGHTS, PREFERENCES AND ENTITLEMENTS

Designation and Amount: The shares of Class A Common Stock each have a par value of one-tenth of one cent ($0.001). There are 950,000,000 Class A common shares authorized and 456,066,363 shares outstanding. The Corporation may not issue fractional shares of the Class A Common Stock.

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

Conversion Rights: Each Class B Common Stock may not be converted into any other class of stock.

Voting: The shares of Class B Common Stock hold no voting rights.

 If all of the preferred shares were converted and warrants exercised as of June 30, 2013 the company would have fully diluted shares of:

	Shares	Convertible to Common A
Series A	25,600,000	204,800,000
Series B	141,687	283,374
Common	456,066,363	456,066,363
Fully diluted at 6/30/13		661,149,737

5. Issuances of Common Stock

SHAREHOLDERS’ EQUITY

The stockholders’ equity of the Company comprises the following classes of capital stock as of June 30, 2013 and 2012:

Series A Convertible Preferred Stock, $0.001 par value per share; 30,000,000 shares authorized, 25,600,000 and 5,600,000 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively.

Holders of Series A Convertible Preferred Stock (“Series A Preferred Stock”) may convert one share of Series A Preferred Stock into eight shares of Common Stock A.

Series B Convertible Preferred Stock, $0.50 stated value per share; 50,000,000 shares authorized, 141,687 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively.

Holders of Series B Convertible Preferred Stock (“Series B Preferred Stock”) may convert one share of Series B Preferred Stock into two shares of Common Stock B. Additionally, holders of Series B Preferred Stock are entitled to a 10% cumulative stated dividend.

Common Stock A, par value of $0.001 per share; 950,000,000 shares authorized, 456,066,363 and 324,009,052 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively.

Common Stock B, par value of $0.001 per share; 250,000,000 shares authorized, 5,060,500 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively. The Class B Common shares are non-voting shares that trade on the Frankfurt stock exchange under the symbol U9CB.F. There are 250,000,000 shares authorized and 5,060,500 issued and outstanding. The par value of these shares is $0.001. These shares do not trade in the United States on any market and the Company has no plans to register these shares for trading in the U.S.

Nine months ended June 30, 2012

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

`

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

Nine months ended June 30, 2013

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

During the nine months ended June 30, 2013, 2,550,000 shares were issued in order to obtain an extension on an outstanding debt agreement through December 31, 2012. These shares were valued at $0.05 per share or $127,500. These shares were recorded as a deferred charge and amortized over the period of the debt extension. Interest expense of $42,504 was recognized during the nine months ended June 30, 2013 in relation to these shares.

During the nine months ended June 30, 2013, the Company issued 34,170,000 shares for cash and received proceeds of $518,635. In addition, the company received an additional $268,000 in cash for 89,100,000 shares which were not issued as of June 30, 2013; the total unissued shares were recorded as stock payable.

During the nine months ended June 30, 2013, the Company issued 20,000 shares to a consultant for general consulting services. These shares were valued at $20,000 based upon the shares price when the services were provided.

During the nine months ended June 30, 2013, the Company issued 8,843480 shares for accounting services. These shares were valued at $76,500 based upon the lowest trading price of the month in which services were performed as per the agreement. In addition to the shares issued, 1,363,635 shares valued at $15,000 remained payable as of June 30, 2013.

During the nine months ending June 30, 2013, 300,000 shares were returned to treasury and cancelled due to non-payment of the purchasing party.

On April 24, 2013, the Company amended its articles of incorporation and increased the total authorized Class A common shares from 650,000,000 to 950,000,000.

In July of 2012, the company entered into a consulting agreement with Workbox, Inc. for web-based consulting services. The contract stated that the company would issue 250,000 shares to Workbox in exchange for 12 months of services. As of June 30, 2013, 145,831 shares had been issued and 83,532 shares were recorded as stock payable. The total stock issued and payable has been recorded to consulting expense in the amount of $11,459.

12,000,000 shares valued at $600,000 ($0.05 per share) were issued on April 1, 2013 to satisfy a stock payable which was incurred as a result of the AGCBC unwinding agreement where USCorp obtained 28,800,000 shares of AGCBC in exchange for the stock payable.

During the nine months ended June 30, 2013 the Company issued 448,000 shares valued at $5,600 to a geological consultant for services rendered.

During the three months ended June 30, 2013 the Company issued 60,000 shares valued at $3,000 to a geological consultant for services rendered.

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

The following is a summary of common stock options outstanding at June 30, 2013:

		Weighted Average	Weighted Years
	Amount	Exercise Price	to Maturity

Outstanding at September 30, 2011	81,044,999	$0.10	0.71

Warrants granted and assumed	0	0
Warrants exercised	(69,106,665)	0.09
Warrants expired	(9,438,334)	0.10

Outstanding at September 30, 2012	2,500,000	$0.24	0.34

Warrants granted and assumed	0	0
Warrants exercised	0	0
Warrants expired	(2,500,000)	0.24	0.34

Outstanding at June 30, 2013	0	$0	0

7.  Related Party Transactions

The Company holds consulting agreements with various Company officers and related parties are not considered employees and are paid for services rendered based upon management’s judgment of the value received. A total of $310,685 and $234,881 was paid to related parties for consulting services in the nine months ending June 30, 2012 and 2013, respectively.

An officer of the Company and a related party were considered employees during the nine months ending June 30, 2012 and 2013. Total compensation paid to related party employees was of $92,222 and $139,189 for the nine months ending June 30, 2012 and 2013, respectively. Payroll taxes were not paid on this compensation as such a payroll tax accrual has been made for $13,553 and $14,711 for the Nine months ending June 2012 and 2013, respectively.

The Company received related party financing of $0 and $1,000 in the nine months ending June 30, 2012 and 2013, respectively. $7,000 was paid to an officer of the company in the nine months ending June 30, 2013 as repayment of financing provided in prior periods. All related party loans bear no interest and are due on demand.

During the year ended September 30, 2012 the Company purchased real property from a related party located near the twin peaks claims. The purchase price of the property was $161,000, the Company made a cash payment of $20,000 and signed a $141,000 promissory note. The note bears an annual interest rate of 5% and payments are due quarterly. The Company is to make quarterly payments of $2,618. As of June 30, 2013, the Company owed $140,144 on the note. The note is secured by the real property obtained in the purchase. The Company plans to use the house as a headquarters for exploration of the claims. This property is held by the Company’s wholly subsidiary USMetals as such the property is listed as available for sale.

8. Planned Spin-off of USMetals, Inc. and Imperial Metals, Inc. (formerly Southwest Resource Development Inc.)

During the Quarter ending March 31, 2013, the Company determined it to be in the best interest of the shareholders to spin-off the its two wholly owned subsidiaries, Imperial Metals Inc. and USMetals, Inc. through a distribution of shares to existing shareholders. The Company will no longer have significant influence over the operations of its subsidiaries and its ownership of the subsidiaries after the spin-off will fall under 20%.

During the Quarter ending June 30, 2013, the Company re-evaluated the progress of the spin-off’s of its subsidiaries and determined that it would be in the best interest of its shareholders to maintain its wholly owned subsidiary Imperial Metals, Inc. at this time. The Company will continue to move forward with the spin-off of it USMetals, Inc. through a distribution of shares to existing shareholders. If management determines in the future that circumstances have changed they may move forward with the spin-off of Imperial Metals.

The record date for the distribution of USMetals, Inc. shares is July 1, 2013 and the distribution date will be set as soon as the registration of our common stock under the Securities Exchange Act of 1934 is effective and our filing with FINRA is complete. The distribution to the USCorp shareholders will occur at the rate of one share of the USMetals, Inc. common stock for every ten shares of USCorp Class A Common Stock and Class B Common Stock outstanding, and one share of USMetals, Inc. common stock for every ten shares of Class A Common Stock underlying the eight to one conversion rights of the outstanding USCorp Series A Preferred Stock and the two for one conversion rights of the outstanding Series B Preferred Stock is hereby confirmed. Fractional shares shall be rounded up to the next whole share.

Due to the planned spin-off USMetals Inc. Company has evaluated ASC 360-10 and reclassified all assets and liabilities of its subsidiaries as available for sale.

USMetals, Inc.
Schedule of Assets and Liabilities reclassified as available for sale	Total
Cash	$2,391
Real property, net	155,605
Mining Claims	2,666,907
Furniture and Equipment, net	9,519
Due from related party: Imperial Metals, Inc. formerly Southwest Resource Development, Inc.	3,700
Due from related party: USCorp	12,037
Due to related party: USCorp	(2,746,003)
Collateralized note payable	(140,114)
Accrued expenses	(6,737)
Net Value of Assets Spun-Out	$(42,725)

9. Restatement

We are restating in its entirety the financial statements for the three and nine months ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 20, 2012. We have determined that our previously reported results for the quarter ended June 30, 2012 contained significant errors which affected the consolidated balance sheet, statement of operations and statement of cash flows. These errors were caused by poor internal controls and an internal staff with limited accounting knowledge. Several stock issuances and expenses were not accounted for correctly in the previously reported statements. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors. The following table summarizes the impact of these corrections on our consolidated balance sheet, statement of operations, statement of cash flows and (loss) per share.

	As of June 30, 2012	Restatement Adjustments	As of June 30, 2012
	As Previously reported	As Restated

Total assets	$716,333	$2,666,430	$3,382,763

Total current liabilities	$4,222,440	$84,934	$4,307,374

Shareholders’ equity
Series A preferred stock	24,304	1,296	25,600
Series B preferred stock	63,498	7,346	70,844
Common stock B	5,060	—	5,060
Common stock A	2,908,403	11,486	2,919,889
Stock payable	14,505	2,125,495	2,140,000
Subscriptions receivable	(5,000)	—	(5,000)
Additional paid in capital	19,191,960	770,350	19,962,310
Accumulated deficit	(25,708,837)	(334,477)	(26,043,314)
Total shareholders’ deficit	(2,470,714)	1,546,103	(924,611)
Non-controlling interest	(1,035,393)	1,035,393	—
Total liabilities and shareholders’ deficit	$1,002,932	$2,379,831	$3,382,763

	Three months ended June 30, 2012	Restatement Adjustments	Three months ended June 30, 2012
As Previously reported	As Restated
Sales	$—	$10	$10
		—
Consulting	186,806	(109,625)	77,181
Financing fee	1,824,698	(1,348,000)	476,698
General and administrative	115,948	(32,627)	83,321
Mining development	10,292	6,888	17,180
Professional fees	72,681	116,697	189,378
Total operating expenses	2,210,425	(1,366,667)	843,758

Other expenses	(236,385)	310,230	73,845

Net Loss	(2,446,810)	1,676,907	(769,903)

Less: Net loss attributable to non-controlling interest	(36,615)	36,615	—

Net loss attributable to the Company	$(2,410,195)	$1,640,292	$(769,903)

Basic (loss) per share	$(0.01)	$0.01	$—

	Nine months ended June 30, 2012	Restatement Adjustments	Nine months ended June 30, 2012
As Previously reported	As Restated
Sales	$—	$265	$265

Consulting	512,451	529,002	1,041,453
Financing fee	1,824,698	—	1,824,698
General and administrative	360,148	(118,080)	242,068
Mining development	662,276	(10)	662,266
Professional fees	283,796	1,650	285,446
Total operating expenses	3,643,369	412,562	4,055,931

Other expenses	(1,246,308)	(67,234)	(1,313,542)
		—
Net Loss	(4,889,677)	(479,531)	(5,369,208)

Less: Net loss attributable to non-controlling interest	(373,728)	373,728	—

Net loss attributable to the Company	$(4,515,949)	$(853,259)	$(5,369,208)

Basic (loss) per share	$(0.02)	$—	$(0.02)

	Nine months ended June 30, 2012	Restatement Adjustments	Nine months ended June 30, 2012
	As Previously reported	As Restated
Net (loss) for the period	$(4,889,677)	$(2,833)	$(4,892,510)

Net cash used by operations	(1,588,706)	(132,142)	(1,720,848)

Net Cash used by investing activities	—	—	—

Net cash provided by financing activities	661,590	73,847	735,437

Net increase (decrease) in cash	(985,412)	1	(985,411)

Cash balance at beginning of fiscal year	$1,686,996	5	$1,687,001

Cash balance at June 30, 2012	$701,584	$6	$701,590

10. Subsequent Events

Subsequent to the period ending June 30, 2013 proceeds of $8,000 were received for 1,022,000 shares of Class A common stock.

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

Results of Operations

Comparison of operating results for the three months ended June 30, 2013 and 2012:

During the quarters ended June 30, 2013 and 2012, the Company recorded revenue in the amount $0 and $10 respectively.

Operating expenses were $340,128 compared to $843,758 for the same period a year ago. Consulting costs increased from $77,181 to $190,123 in the three months ended June 30, 2013 compared to the same period last year, which is mainly due to a increase in investor and public relations costs. Financing expense decreased to $0 from $476,698 for the same period last year due to warrant issuance costs. Administration costs decreased from $83,321 in the three months ended June 30, 2012 to $56,095, for the three months ended June 30, 2013. Mineral Property Expenditures were $40,053 in the three months ended June 30, 2013 compared to $17,180 for the same period last year; this increase was due to costs associated with engaging outside mining consultants. Professional fees decreased from $189,378 to $53,857 in the three months ended June 30, 2013 compared to the same period last year, which is mainly due to a decrease in certain exploration costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $340,128 for the three months ended June 30, 2013, compared to loss from operations of $843,748 for the same period last year.

Interest expense decreased by $25,491 during the three months ended June 30, 2013 to $68,515 compared to $94,006 for the three months ended June 30, 2012, mainly as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $1,065,727 for the three months ended June 30, 2013 compared to a gain of $167,716 for the same period a year ago due to the change in the price of gold over the past year.

Net income for the three months ended June 30, 2013 was $657,094 or $0.00 per share compared to a net loss of ($769,903), or ($0.00) per share for the three months ended June 30, 2012.

Comparison of operating results for the Nine months ended June 30, 2013 and 2012:

During the nine months ended June 30, 2013 the Company recorded revenue in the amount $0 as compared to $265 for the nine months ended June 30, 2012. The Company is still an exploration stage Company and the revenue that was recorded was a result of a sale of raw materials.

Operating expenses were $853,059 compared to $3,579,233 for the same period a year ago. Consulting costs decreased from $1,041,453 to $437,406 in the nine months ended June 30, 2013 compared to the same period last year, which is mainly due to a decrease in investor and public relations costs. Financing expense decreased from $1,824,698 for the nine months ended June 30, 2012 to $0 for the same this year due to warrant issuance costs. Administration costs decreased from $242,068 in the nine months ended June 30, 2012 to $164,270, for the nine months ended June 30, 2013. Mineral Property Expenditures were $42,113 in the nine months ended June 30, 2013 compared to $662,266 for the same period last year; this decrease was due to costs associated with completing the Company’s Twin Peaks project site in Arizona. Professional fees decreased from $285,446 to $209,270 in the nine months ended June 30, 2013 compared to the same period last year, which is mainly due to a decrease in exploration costs.

As a result of general and administrative costs, the Company experienced a loss from operations of $853,059 for the nine months ended June 30, 2013, compared to loss from operations of $3,579,233 for the same period last year.

Interest expense decreased by $260,796 during the nine months ended June 30, 2013 to $128,858 compared to $389,654 for the nine months ended June 30. 2012, mainly as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago. The loan is payable in gold bullion at the prevailing price and is not hedged. The Company’s gain on the unhedged loan is $1,738,165 for the nine months ended June 30, 2013 compared to a gain of $56,164 for the same period a year ago due to the change in the price of gold over the past year.

Net income for the nine months ended June 30, 2013 was $756,349 or $0.00 per share compared to a loss of $(4,892,510), or $0.02 per share for the same period last year.

Discussion of Financial Condition: Liquidity and Capital Resources

At June 30, 2013 cash on hand was $438,026 as compared with $429,626 at September 30, 2012. During the nine months ended June 30, 2013, the Company used $763,379 for its operations compared to $1,720,848 for the nine months ended June 30, 2012.

At June 30, 2013, the Company had a working capital deficit of $5,580,681 compared to a working capital deficit of $4,630,824 at September 30, 2012. The increased deficit is due to costs of continuing exploration and preparations for further exploration of Company’s mining properties offset by the Company’s on-going financing efforts.

Total assets at June 30, 2013 were $6,030,488 as compared to $3,313,187 at September 30, 2012. The increase is mainly due to the reclassification of the Company’s wholly owned subsidiaries assets and liabilities as available for sale.

The Company’s total shareholders’ deficit decreased to a deficit of $136,724 at June 30, 2013 compared to a deficit of $1,789,767 at September 30, 2012. The decrease in stockholders’ deficit was mainly the result of an increase in additional paid in capital which increased as a result of selling Class A Common stock for cash and non-operating gains of $1,738,165 for the nine months ended June 30, 2012 due to a decrease in interest expense and gain on derivative as a result of an agreement with the lender to adjust the interest accrued on the Gold Bullion Loan borrowed at the end of September 2005 and the change in the price of gold compared to the same period one year ago.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended June 30, 2013, the Company issued 101,237,558 shares of common stock to thirty two individuals who are sophisticated investors and existing shareholders of the Company at $0.005 per share. The shares issued represent 22.9% of the outstanding common stock as last reported on Form 10-Q filed May 8, 2013. There are now 456,066,363 shares of common stock outstanding. The shares were not registered under the Securities Act of 1933.  The Registrant relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for the above transaction in that the shares were offered and sold without general solicitation and adequate public information provided in the form of the Company filings with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information.

On November 19, 2012 USCorp amended its articles of incorporation increasing the number of authorized Class A Common shares from 550,000,000 to 650,000,000 shares and changing the par value of Class A Common shares from $0.01 per share to $0.001 per share.

On April 24, 2013 USCorp amended its articles of incorporation increasing the number of authorized Class A Common shares from 650,000,000 to 950,000,000 shares.

On June 5, 2013 USMetals, Inc. a wholly owned subsidiary of USCorp amended its articles of incorporation increasing the number of authorized common shares from 100,000,000 to 200,000,000.

On June 5, 2013 Southwest Resource Development, Inc. a wholly owned subsidiary of USCorp amended its articles of incorporation increasing the number of authorized common shares from 75,000,000 to 200,000,000 and changed its name to Imperial Metals, Inc.

On June 13, 2013 the Board approved the outstanding 24,200,000 shares of USMetals common stock forward split on a 4 to 1 basis resulting in 96,800,000 shares held by USCorp. Not more than 96,800,000 shares shall be distributed in the dividend of Imperial Metals common stock to the USCorp shareholders. All USMetals shares remaining held by USCorp upon completion of the dividend distribution will be returned to USMetals for cancelation.

On June 13, 2013 the Board approved the outstanding 50,000,000 shares of Imperial Metals common stock are hereby forward split on a 2 to 1 basis resulting in 100,000,000 shares held by USCorp. Not more than 96,800,000 shares shall be distributed in the dividend of USMI common stock to the USCorp shareholders. All Imperial Metals shares remaining held by USCorp upon completion of the dividend distribution will be returned to Imperial Metals for cancelation.

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
Dated: August 10, 2013